Form 10-Q
period 1995-07-31
ULTRA PAC INC
filed 1995-09-13
CIK 813134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


  _X_   Quarterly Report pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

For the Quarterly Period Ended:  July 31, 1995

  ___   Transition Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

For the Transition Period From __________________ to __________________________

Commission File Number:  0-18252

                                ULTRA PAC, INC.
             (Exact name of Registrant as specified in its Charter)

           Minnesota                                           41-1581031
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          identification number)

          21925 Industrial Boulevard, Rogers, Minnesota   55374
            (Address of principal executive offices)     Zip Code

                                 (612) 428-8340
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock No Par Value                               3,766,215
    Class of Common Stock                         Shares outstanding as of
                                                     (September 5, 1995)



                                ULTRA PAC, INC.

                                     INDEX

     PART I.  FINANCIAL INFORMATION

         Item 1.  Financial statements

              Balance Sheets as of July 31, 1995
              and January 31, 1995                          3

              Statements of Earnings for the
              three and six months ended July
              31, 1995 and 1994                             5

              Statements of Cash Flows for the
              six months ended July 31, 1995
              and 1994                                      6

              Notes to Interim Financial
              Statements                                    7

         Item 2.  Management's Discussion and
                    Analysis of Financial
                    Condition and Results of
                    Operations                              9

     PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a
                    Vote of Security Holders               17

         Item 6.  Exhibits and Reports on
                    Form 8-K                               17



                                Ultra Pac, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                             July 31,     January 31,
                                              1995           1995
                                           (unaudited)
CURRENT ASSETS
   Cash                                    $   136,185   $   145,731
   Accounts receivable - trade, less
     allowance for doubtful receivables
     of $264,000 at July 31 and $245,000
     at January 31, 1995                     4,649,015     4,386,376
   Refundable sales and income taxes           845,968       731,576
   Inventories
     Raw materials                           3,661,072     3,318,590
     Work in process                         2,816,055     3,389,893
     Finished goods                          4,188,180     3,632,417
   Deferred income taxes                       274,000     1,094,833
   Other current assets                        373,414       170,607
        Total current assets                16,943,889    16,870,023

PROPERTY, EQUIPMENT AND IMPROVEMENTS
   Building and improvements                 3,147,974     2,476,582
   Manufacturing equipment                  20,610,975    18,523,467
   Extrusion equipment                      10,413,048     7,269,772
   Other equipment and furnishings           1,829,046     1,647,035
   Leasehold improvements                      860,301       860,301
                                            36,861,344    30,777,157
   Less accumulated depreciation             7,615,101     6,346,606
                                            29,246,243    24,430,551
   Deposits on manufacturing equipment       2,391,903     1,409,005
   Land                                        737,317       737,317
                                            32,375,463    26,576,873
OTHER
   Security deposits and leasehold costs       978,883       842,491
   Sundry                                       35,400        32,400
                                             1,014,283       874,891

                                           $50,333,635   $44,321,787

     See accompanying notes to interim financial statements.


                                Ultra Pac, Inc.

                           BALANCE SHEETS - CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              July 31,       January 31,
                                                1995            1995
                                            (unaudited)

CURRENT LIABILITIES
   Current maturities of long-term
     obligations                             $ 3,914,053    $  2,525,272
   Accounts payable - principally trade        6,426,936       5,887,564
   Accrued liabilities
     Salaries and commissions                    846,306         781,782
     Interest and other                          471,801         582,834
   Income taxes payable                             -            322,054

        Total current liabilities             11,659,096      10,099,506




LONG-TERM OBLIGATIONS, less current
   maturities                                 25,071,765      20,227,316


DEFERRED INCOME TAXES                            693,000       1,408,233


SHAREHOLDERS' EQUITY
   Common stock - authorized, 5,000,000
     shares of no par value; issued and
     outstanding, 3,766,215 shares             7,631,572       7,631,572
   Additional contributed capital              1,213,000       1,213,000
   Retained earnings                           4,065,202       3,742,160
                                              12,909,774      12,586,732

                                             $50,333,635     $44,321,787

See accompanying notes to interim financial statements.


                                Ultra Pac, Inc.
                             STATEMENTS OF EARNINGS
                                  (unaudited)


                                   Three months ended July 31,  Six months ended July 31,
                                       1995         1994           1995          1994


Net Sales                          $20,039,514   $16,978,022   $37,137,978   $29,355,226

Cost of products sold               15,477,757    11,691,295    28,083,656    20,613,392

    Gross profit                     4,561,757     5,286,727     9,054,322     8,741,834

Operating expenses

    Marketing and sales expense      3,200,620     2,785,305     5,979,583     5,103,371
    Administrative expense             704,248       573,226     1,372,256     1,068,407
                                     3,904,868     3,358,531     7,351,839     6,171,778

    Operating profit                   656,889     1,928,196     1,702,483     2,570,056

Interest expense and other             609,199       367,791     1,184,441       650,435

    Earnings before income taxes        47,690     1,560,405       518,042     1,919,621

Income taxes                            18,000       585,400       195,000       720,100

           NET EARNINGS            $    29,690   $   975,005   $   323,042   $ 1,199,521

Earnings per common and common
  equivalent share                 $       .01   $       .26   $       .09   $       .32

Weighted average number of
  common and common equivalent
  shares outstanding                 3,767,078     3,765,715     3,766,882     3,765,715


See accompanying notes to interim financial statements.



                                Ultra Pac, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         Six months ended
                                                             July 31,
                                                        1995          1994
Increase (Decrease) in Cash
Cash flows provided by (used in)
  operating activities
    Net earnings                                    $   323,042    $ 1,199,521
    Adjustments to reconcile net earnings to net
      cash provided by (used in) operating
      activities:
        Depreciation of equipment, furnishings
          and improvements                            1,636,777      1,223,313
        Deferred income taxes                           105,600        308,875
        Gain on sale of equipment, net                   (8,297)          --
        Change in assets and liabilities:
          Accounts receivable                          (262,639)    (2,247,093)
          Refundable sales and income taxes            (114,392)       (44,690)
          Inventories                                  (324,407)      (715,797)
          Other current assets                         (202,807)         5,726
          Accounts payable                              539,372      2,225,737
          Accrued liabilities                           (46,509)       (53,691)
          Income taxes payable                         (322,054)       341,134

            Net cash provided by
              operating activities                    1,323,686      2,243,035

Cash flows from investment activities
  Capital expenditures                               (7,514,570)    (4,308,102)
  Security deposits and sundry                         (139,392)       (58,424)
  Proceeds from sale of equipment                        87,500           --

            Net cash used in investing activities    (7,566,462)    (4,366,526)

Cash flows from financing activities
  Proceeds from long-term obligations                 7,609,490      3,000,074
  Principal payments under long-term obligations     (1,376,260)      (763,911)

            Net cash provided by financing
              activities                              6,233,230      2,236,163

            Net change in cash                           (9,546)       112,672

Cash at beginning of period                             145,731        445,287

Cash at end of period                               $   136,185    $   557,959

See accompanying notes to interim financial statements.

                                Ultra Pac, Inc.

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                 July 31, 1995
                                  (unaudited)

(1)  Basis of Presentation

     The interim financial statements presented herein are unaudited but, in the opinion of management reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Information as of January 31, 1995 was taken from the Company's Annual Report to Shareholders on Form 10-K for the year ended January 31, 1995. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders on Form 10-K for the year ended January 31, 1995.

(2)  Common Stock

     In July 1995, the Company's Board of Directors granted non-qualified stock options for 15,000 shares at an exercise price of $6.00 per share. These options were issued under the Company's 1991 Incentive Stock Option Plan and expire in July 2000. In July 1995, a non-qualified stock option for 50,000 shares at a purchase price of $8.88 expired.

     In July 1995, the Company's Board of Directors granted a non-qualified stock option for 20,000 shares to the Company's President and Chief Executive Officer. The option has an exercise price of $6.00 per share and expires in July 2000.

     In July 1995, the Company granted options for 6,500 shares under the Outside Directors' Option Plan at an exercise price of $5.75 per share. These options expire in July 2000.

(3)  Long Term Obligations

     At January 31, 1995, the Company had an $8,000,000 revolving credit facility with a bank. This credit facility was amended in March and June 1995 to increase the amount available to $11,500,000 through June 30, 1995 and decrease the amount available to $9,500,000 through May 31, 1997. In addition, certain covenants relating to financial performance and capital expenditures were also amended. At July 31, 1995, the Company was in violation of one of these covenants which violation was subsequently waived.


                                Ultra Pac, Inc.

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                 July 31, 1995
                                  (unaudited)

(3)  Long Term Obligations-continued:

     In connection with the purchase of two extrusion lines, additional manufacturing equipment, and molds, the Company borrowed $6,371,626 on a $7,000,000 non-revolving equipment loan agreement with interest at 2.5% above the LIBOR rate. The agreement provides for borrowings on specific equipment, subject to the following terms:

          Facility A: payable in monthly installments, including interest, over a seven year period ($5,430,217 advanced through July 31, 1995);

          Facility B: payable in monthly installments, including interest, over a three year period ($941,409 advanced through July 31, 1995).



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     The following table sets forth, for the periods indicated, information derived from the Statements of Earnings of the Company expressed as a percentage of net sales.

                                        Three Months Ended    Six Months Ended
                                              July 31,            July 31,
                                          1995      1994       1995     1994

     Net sales                           100.0%    100.0%     100.0%   100.0%
     Cost of products sold                77.2      68.9       75.6     70.2
        Gross profit                      22.8      31.1       24.4     29.8
     Operating expenses
        Marketing and sales               16.0      16.4       16.1     17.4
        Administrative                     3.5       3.4        3.7      3.6
                                          19.5      19.8       19.8     21.0
        Operating profit                   3.3      11.3        4.6      8.8
     Interest expense and other            3.0       2.2        3.2      2.2
        Earnings before income taxes        .3       9.1        1.4      6.6
     Income taxes                           .1       3.4         .5      2.5
        NET EARNINGS                        .2%      5.7%        .9%     4.1%

     Net Sales:

     Net sales increased 18.0% from $16,978,022 to $20,039,514 for the three months ended July 31, 1995 as compared to the three months ended July 31, 1994 and 26.5% from $29,355,226 to $37,137,978 for the six months ended
     July 31, 1995 as compared to the six months ended July 31, 1994. The increase in net sales was primarily the result of growth in demand for the Company's Ultra Lite Bakeables(TM) line of bakery containers made from C-PET plastic material (introduced in second half of fiscal 1995) and the Company's line of produce containers and, to a lesser degree, continuing growth of the Company's bakery and deli containers. In addition, there have been several price increases that the Company implemented between October 1994 and April 1995 as a result of increases in the cost of raw materials. The Company anticipates that third and fourth quarter net sales will exceed net sales recorded during the respective periods last year.

     Gross Profit:

     Gross profit margins decreased from 31.1% to 22.8% for the three months ended July 31, 1995 as compared to the three months ended July 31, 1994 and from 29.8% to 24.4% for the six months ended July 31, 1995 as compared to the six months ended July 31, 1994.

     The decrease in gross profit margins was primarily the result of weather conditions which caused orders for berry containers, particularly during July, to be dramatically lower than expected. Higher manufacturing and direct labor costs were incurred in order to meet anticipated higher sales which did not materialize.

     At the beginning of the California berry season, the Company began expanding its capacity to meet an anticipated increase in demand for the Company's berry containers based on an anticipated increase in the overall berry harvest. Despite heavy rains in California earlier this year, indications were that, although berry production might be delayed, it would still meet the Company's earlier expectations. However, berry growers have more recently suffered an extended period of 100 degree-plus heat which compounded the effect of the prior excessive rainfall. These factors reduced the overall size of the berry crop and have now caused a higher than normal percentage of the berry crop to be used for frozen and other applications, rather than for fresh berry produce. This led to a reduction in the anticipated demand for the Company's packaging. As a result, management significantly reduced its temporary workforce and continues to evaluate measures to improve overall productivity.

     In addition, the Company has continued to experience increases in raw material costs from its suppliers of virgin PETE resin and sources of recycled PETE material. The Company believes that, as PETE refiners increase their capacity during the next 12 to 18 months, increases in raw material costs may begin to subside.

     Lastly, .8% of the decrease in gross profit margins was attributable to a change in the manner in which freight charges were handled with several customers. During the six months ended July 31, 1994, the Company increased the selling price of produce containers to certain customers to help offset the Company's freight costs. These freight costs were recorded as a marketing and sales expense. During the six months ended July 31, 1995, however, prices for these same customers were adjusted downward as freight costs are now billed separately or paid directly by these customers. The .8% decline in gross profit margins as a result of this change in freight costs was accompanied by a corresponding decline in marketing and sales expense. The manner in which these freight charges are paid has changed and may continue to change from time to time.

     The Company has taken a number of other actions which are intended to improve gross margins on a long-term basis. The most significant actions are the installation of a fifth extrusion line in May 1995, and the scheduled startup of a sixth extrusion line during the third quarter. The cost of plastic sheet which is extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources. While the Company anticipates that its demand for PETE extruded sheet in the fourth quarter will be less than its capacity to extrude, it still anticipates having to purchase PETE extruded sheet from outside sources during fiscal 1997.

     Operating Expenses:

     Marketing and sales expense increased from $2,785,305, or 16.4% of net sales, to $3,200,620, or 16.0% of net sales, during the three months ended July 31, 1995 as compared to the three months ended July 31, 1994 and increased from $5,103,371, or 17.4% of net sales to $5,979,583, or 16.1% of net sales, for the six months ended July 31, 1995 as compared to the six months ended July 31, 1994. The increase in marketing and sales expense was primarily due to the increase in net sales, resulting in an increase in freight and commission expense. The decrease in marketing and sales expense as a percentage of net sales is primarily attributable to sales increasing at a faster rate than marketing and sales expense and a reduction in freight as a percentage of net sales, as discussed previously.

     Administrative expense increased from $573,226, or 3.4% of net sales, to $704,248, or 3.5% of net sales, for the three months ended July 31, 1995, as compared to the three months ended July 31, 1994 and increased from $1,068,407, or 3.6% of net sales, to $1,372,256, or 3.7% of net sales for the six months ended July 31, 1995 as compared to the six months ended July 31, 1994. The increase in administrative expense during the three and six month periods ended July 31, 1995 was to support the increase in net sales.

     Interest Expense and Other:

     Interest expense and other increased from $367,791, or 2.2% of net sales, to $609,199, or 3.0% of net sales, for the three months ended July 31, 1995, as compared to the three months ended July 31, 1994 and increased from $650,435, or 2.2% of net sales, to $1,184,441, or 3.2% of net sales for the six months ended July 31, 1995, as compared to the six months ended July 31, 1994. The increase was primarily due to higher debt levels, an increase in the bank's base rates, an increase in the differentials charged by the bank over its base rates, and higher rates on additional equipment financing, offset in part by the increase in sales. The increase in debt levels was primarily a result of financing additional property, equipment and improvements. The increase in the differentials coincided with the refinancing of the Company's revolving credit and term note agreement in June 1994.

     Extrusion Equipment Relocation Expense:

     The Company will incur expenses in connection with the relocation of four of its extrusion lines from their existing locations into the newly constructed 83,000 square foot leased facility completed in March 1995. Such extrusion equipment relocation expenses do not pertain to installation of the fifth or sixth extrusion lines. The resulting consolidation of all extrusion activities into a single location that was designed specifically to optimize extrusion operations is expected to improve efficiency, as well as increase extrusion capacity. These relocation expenses, estimated at $600,000, will include dismantling the four extrusion lines, as well as moving, installing and connecting the extrusion lines at the new facility. The relocation of the four extrusion lines will be scheduled based on the Company's demand for extruded plastic sheet and the desire to minimize the need to purchase sheet from outside sources. While the Company had earlier anticipated the relocation of the four extrusion lines to take place during the third and fourth quarters of fiscal 1996, management has elected to delay the move until sometime in fiscal 1997. The decision to delay moving these extrusion lines is primarily the result of two factors: (1) management's desire to defer a significant one-time charge; and, (2) no immediate plans to purchase additional thermoforming lines which, if purchased, would be installed in the space to be vacated by the four extrusion lines. The moving expenses will be charged to earnings as they are incurred.

     Net Earnings:

     As a result of the factors discussed above, net earnings for the three months ended July 31, 1995 were $29,690, or .2% of net sales, as compared to $975,005, or 5.7% of net sales, for the three months ended July 31, 1994 and $323,042, or .9% of net sales, for the six months ended July 31, 1995 as compared to $1,199,521, or 4.1% of net sales, for the six months ended July 31, 1994.

     The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

     Working Capital decreased from $6,770,517 on January 31, 1995 to $5,284,793 on July 31, 1995. This decrease is primarily due to an increase in accounts payable and current maturities of long term obligations, offset in part by an increase in accounts receivable and inventories. Accounts receivable increased from $4,386,376 on January 31, 1995 to $4,649,015 on July 31, 1995. This increase is primarily due to the increase in net sales. Inventories increased from $10,340,900 on January 31, 1995 to $10,665,307 on July 31, 1995. This increase was principally due to an increase in the levels of finished goods to support the Company's increase in sales.

     For the six months ended July 31, 1995, $1,323,686 of cash was provided by operating activities. This reflects an increase in accounts payable and other funds generated through operations, offset in part by increases in accounts receivable, inventories, other assets and a decrease in income taxes payable.

     Property, equipment and improvements increased from $26,576,873 on January 31, 1995 to $32,375,463 on July 31, 1995. The Company purchased $7,514,570 of property and equipment during the six months ended July 31, 1995. These equipment purchases included the Company's fifth extrusion line, thermoforming equipment, molds, building addition and other manufacturing equipment, as well as additional deposits of $982,898 on the Company's sixth extrusion line and additional thermoforming equipment. These purchases provide additional production capacity to support the continued sales growth and expansion of the Company's product lines.

     As of July 31, 1995, the Company had borrowed $8,598,591 under its $9,500,000 credit facility, leaving $901,409 available. In addition, the Company borrowed $6,371,626 under the Company's $7,000,000 non-revolving equipment loan agreement for the purchase of the fifth and sixth extrusion lines, additional thermoforming lines and molds.

     As of July 31, 1995, the Company had outstanding capital expenditures of approximately $2,850,000 and was reviewing additional capital expenditures of approximately $550,000. On July 31, 1995, approximately $2,392,000 of cash deposits had been made in connection with these outstanding commitments. Most of the commitments and capital expenditures under review are for the sixth extrusion line, thermoforming equipment, molds, and other manufacturing equipment. The capital expenditures will be financed primarily from funds available under the non-revolving equipment loan agreement, funds available under the Company's credit facility, and proceeds from operations.

     In August 1995, the Company entered into a Shareholder's Joint Venture Agreement with Integrity Investrading S.A. (a company located in Chile). This joint venture will establish a Chilean corporation ("Ultra Pac SudAmerica S.A.") for the purpose of manufacturing, marketing and selling plastic packaging in Chile. The Company will own 49% and Integrity will own 51% of the newly formed corporation. During August 1995, the Company contributed $147,000 and Integrity contributed $153,000 to be used to equip the plant to begin operations and as initial startup capital. The Company sold to Ultra Pac SudAmerica a thermoforming line and miscellaneous related equipment for $113,000. Although the Company realized a $65,000 gain from the sale of this equipment, such gain will be recognized over the depreciable life of the equipment.

Seasonality of Sales and Earnings:

     The Company's product mix has become increasingly seasonal since fiscal 1994. From late in the fourth quarter through almost all of the second quarter, a higher percentage of the Company's production capacity has been dedicated to long production runs of berry containers for the produce-grower's market. In the third quarter, the Company gradually re-directs the greatest share of its production capacity toward bakery and deli containers. Because the Company's extensive line of bakery and deli containers includes numerous products with lower customer demand, production runs can be either long or short. As a result, gross profit margins on certain bakery and deli containers are lower due to shorter production runs and more frequent machine setup procedures, while other bakery and deli products have long production runs and generate higher gross profit margins. Since 1994, the average gross profit margin for all bakery and deli containers produced during this period is lower than the gross profit margins on the Company's berry containers. Additionally, during the fourth quarter of recent years, the Company has been increasing fixed manufacturing overhead costs as it prepared to accommodate substantially higher customer demand anticipated in the next fiscal year. This combination of lower gross margin and higher overhead costs has resulted in a loss in the fourth quarter in recent years.

     Changes in these sales and earnings patterns will depend on the Company's ability to increase sales in the fourth quarter of: (1) higher margin products; or (2) existing products that would give the Company additional ability to improve production output relative to cost.

     The Company's results of operations during the three months ended July 31, 1995 are not consistent with the seasonality of sales and earnings described above due to the effect of weather related factors. See page 10.





                                    PART II

                               OTHER INFORMATION


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1995 annual shareholders meeting of Ultra Pac, Inc. was held on July 12, 1995. The issues and the respective vote totals were as follows:

     1. The proposal to set the number of directors at five was approved with 3,372,696 shares voted in favor, 14,790 shares voted against, and 11,580 shares abstaining.

     2. The slate of five directors was elected with each candidate receiving the number of votes indicated next to his name:

                                                                   Withhold
                                               For                Authority

          Calvin Krupa                      3,365,276              33,790
          James A. Thole                    3,309,111              89,955
          John F. Deboer                    3,308,676              90,390
          Michael J. McGlynn                3,365,476              33,590
          Frank I. Harvey                   3,308,776              90,290


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

          10.1 Amendment dated June 30, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994

          10.2 Waiver dated September 7, 1995 related to Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994


          27   Financial Data Schedule (For SEC use only)

     (b)  Reports on Form 8-K:  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  September 13, 1995          ULTRA PAC, INC.
                                    (Registrant)


                                    /s/Calvin Krupa
                                    Calvin Krupa, President and
                                      Chief Executive Officer



                                    /s/Bradley Yopp
                                    Bradley Yopp, Chief Financial
                                      Officer