Form 10-Q
period 1995-10-31
ULTRA PAC INC
filed 1995-12-14
CIK 813134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


_X_    Quarterly Report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

For the Quarterly Period Ended:  October 31, 1995

___    Transition Report Pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

For the Transition Period From                 to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock No Par Value                              3,766,215

    Class of Common Stock                        Shares outstanding as of
                                                    December 1, 1995




                                 ULTRA PAC, INC.

                                      INDEX

     PART I.  FINANCIAL INFORMATION

         Item 1.  Financial statements

              Balance Sheets as of October 31, 1995
              and January 31, 1995                          3

              Statements of Operations for the
              three and nine months ended October
              31, 1995 and 1994                             5

              Statements of Cash Flows for the
              nine months ended October 31, 1995
              and 1994                                      6

              Notes to Interim Financial
              Statements                                    7

         Item 2.  Management's Discussion and
                    Analysis of Financial
                    Condition and Results of
                    Operations                             10

     PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on
                    Form 8-K                               22




                                 Ultra Pac, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                            October 31,   January 31,
                                               1995           1995
                                           (unaudited)

CURRENT ASSETS
   Cash                                    $       500   $   145,731
   Accounts receivable - trade, less
     allowance for doubtful receivables
     of $283,000 at October 31, 1995 and
     $245,000 at January 31, 1995            4,577,571     4,386,376
   Refundable sales and income taxes         1,371,531       731,576
   Inventories
     Raw materials                           3,164,157     3,318,590
     Work in process                         2,364,596     3,389,893
     Finished goods                          5,243,774     3,632,417
   Deferred income taxes                       239,572     1,094,833
   Other current assets                        331,781       170,607
                                           -----------   -----------
        Total current assets                17,293,482    16,870,023

PROPERTY, EQUIPMENT AND IMPROVEMENTS
   Building and improvements                 3,302,872     2,476,582
   Manufacturing equipment                  22,334,792    18,523,467
   Extrusion equipment                      12,191,279     7,269,772
   Other equipment and furnishings           1,835,391     1,647,035
   Leasehold improvements                      875,923       860,301
                                           -----------   -----------
                                            40,540,257    30,777,157
   Less accumulated depreciation             8,583,973     6,346,606
                                           -----------   -----------
                                            31,956,284    24,430,551
   Deposits on manufacturing equipment         153,288     1,409,005
   Land                                        737,317       737,317
                                           -----------   -----------
                                            32,846,889    26,576,873
OTHER
   Security deposits and leasehold costs       992,286       842,491
   Investments in affiliates and other         183,900        32,400
                                           -----------   -----------
                                             1,176,186       874,891
                                           -----------   -----------

                                           $51,316,557   $44,321,787
                                           ===========   ===========

See accompanying notes to interim financial statements.


                                 Ultra Pac, Inc.

                           BALANCE SHEETS - CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             October 31,      January 31,
                                                1995            1995
                                            (unaudited)

CURRENT LIABILITIES
   Bank overdraft                            $   107,323              --
   Current maturities of long-term
     obligations                               3,899,745       2,525,272
   Accounts payable - principally trade        8,715,148       5,887,564
   Accrued liabilities
     Salaries and commissions                    772,023         781,782
     Interest and other                          421,189         582,834
   Income taxes payable                               --         322,054
                                             -----------     -----------
        Total current liabilities             13,915,428      10,099,506

LONG-TERM OBLIGATIONS, less current
   maturities                                 25,580,618      20,227,316

DEFERRED INCOME TAXES                            354,497       1,408,233

SHAREHOLDERS' EQUITY
   Common stock - authorized, 5,000,000
     shares of no par value; issued and
     outstanding, 3,766,215 shares             7,631,572       7,631,572
   Additional contributed capital              1,213,000       1,213,000
   Retained earnings                           2,621,442       3,742,160
                                             -----------     -----------
                                              11,466,014      12,586,732
                                             -----------     -----------

                                             $51,316,557     $44,321,787
                                             ===========     ===========

See accompanying notes to interim financial statements.


                                 Ultra Pac, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                  Three months ended October 31,  Nine months ended October 31,
                                        1995            1994           1995           1994


    Net Sales                        $15,374,008    $14,450,291    $52,511,986    $43,805,517

    Cost of products sold             13,479,547     10,546,649     41,563,203     31,160,041
                                      ----------     ----------     ----------     ----------

        Gross profit                   1,894,461      3,903,642     10,948,783     12,645,476

    Operating expenses

        Marketing and sales expense    2,775,201      2,606,343      8,754,784      7,709,714
        Administrative expense           689,421        617,328      2,061,677      1,685,735
                                      ----------     ----------     ----------    -----------
                                       3,464,622      3,223,671     10,816,461      9,395,449
                                      ----------     ----------     ----------    -----------

        Operating profit (loss)       (1,570,161)       679,971        132,322      3,250,027

    Interest expense and other           678,599        394,363      1,863,040      1,044,798
                                      ----------     ----------     ----------    -----------

        Earnings (loss) before
          income taxes                (2,248,760)       285,608     (1,730,718)     2,205,229

    Income tax provision (benefit)      (805,000)       107,000       (610,000)       827,100
                                      ----------     ----------     ----------     ----------

               NET EARNINGS (LOSS)   $(1,443,760)   $   178,608    $(1,120,718)   $ 1,378,129
                                      ==========    ===========     ==========    ===========

    Earnings (loss) per common and
      common equivalent share        $(      .38)   $       .05    $(      .30)   $       .37
                                      ==========    ===========    ===========    ===========

    Weighted average number of
      common and common equivalent
      shares outstanding               3,766,215      3,768,093      3,766,215      3,766,203
                                      ==========     ==========     ==========     ==========


See accompanying notes to interim financial statements.



                                 Ultra Pac, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Nine months ended
                                                          October 31,
                                                      1995          1994
Increase (Decrease) in Cash
Cash flows provided by (used in)
  operating activities
    Net earnings (loss)                           $(1,120,718)    $1,378,129
    Adjustments to reconcile net earnings (loss)
      to net cash provided by (used in)
      operating activities:
        Depreciation of equipment, furnishings
          and improvements                          2,605,649      1,921,416
        Deferred income taxes                        (198,475)       351,638
        Sale of equipment, net                         (8,297)         3,250
        Change in assets and liabilities:
          Accounts receivable                        (191,195)      (924,131)
          Refundable sales and income taxes          (639,955)      (139,824)
          Inventories                                (431,627)    (2,407,711)
          Other current assets                       (161,174)        12,374
          Accounts payable                          2,827,584      1,359,140
          Bank overdraft                              107,323        561,076
          Accrued liabilities                        (171,404)        92,376
          Income taxes payable                       (322,054)       450,686
                                                   ----------     ----------
            Net cash provided by
              operating activities                  2,295,657      2,658,419

Cash flows from investing activities
  Capital expenditures                             (9,067,868)    (6,731,158)
  Investments in affiliates and other                (151,500)        (4,800)
  Security deposits and leasehold costs              (149,795)       (59,924)
  Proceeds from sale of equipment                     200,500             --
                                                    ---------      ----------
            Net cash used in investing activities  (9,168,663)    (6,795,882)

Cash flows from financing activities
  Proceeds from long-term obligations               9,005,265      5,010,981
  Principal payments under long-term obligations   (2,277,490)    (1,318,305)
                                                   ----------     ----------
            Net cash provided by financing
              activities                            6,727,775      3,692,676
                                                   ----------     ----------

            Net change in cash                       (145,231)      (444,787)

Cash at beginning of period                           145,731        445,287
                                                   ----------     ----------

Cash at end of period                              $      500     $      500
                                                   ==========     ==========

See accompanying notes to interim financial statements.



                                 Ultra Pac, Inc.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                October 31, 1995
                                   (unaudited)


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

(2)  Refundable Sales and Income Taxes

     Refundable sales and income taxes consist of the following:

                                      October 31,    January 31,
                                          1995          1995
                                       ---------      ---------

                        Sales taxes   $  737,821       $731,576
                       Income taxes      633,710             --
                                      $1,371,531       $731,576

     Refundable sales taxes represent sales tax paid on certain manufacturing equipment used in Minnesota. The Company is allowed to file for this refund up to twice a year.

(3)  Investment in Affiliates

     The Company's investment in affiliates includes 49% and 40% interests in Ultra Pac SudAmerica, S.A. and Ultra Pac Middle East EC, respectively. Ultra Pac SudAmerica, S.A. was formed for the purpose of manufacturing, marketing and selling plastic packaging products in Chile and Ultra Pac Middle East EC was formed for the purpose of marketing and selling plastic packaging products in the Middle East.


(3)  Investment in Affiliates-continued:

     The Company's investments in affiliates are accounted for using the equity method. As of October 31, 1995, the Company had outstanding receivables from affiliates of $453,458.

(4)  Long-Term Obligations

     At January 31, 1995, the Company had an $8,000,000 revolving credit facility with a bank. This credit facility was amended in March, June and October 1995 to increase the amount available to $10,000,000 through December 15, 1995 and $9,500,000 through May 31, 1997. In addition, certain covenants relating to financial performance and capital expenditures were also amended. The Company is in the process of renegotiating its credit facility with this bank to: (i) increase the amounts available under the current credit facility; (ii) address the potential violation of the $9,500,000 credit facility limit which will be effected on December 15, 1995; and, (iii) re-write the covenants to address ongoing compliance.

     At October 31, 1995, the Company was in violation of certain covenants with its bank, related to certain financial performance ratios, which have subsequently been waived.

     In addition, the Company anticipates that, at January 31, 1996, it will be in violation of some of its lending covenants with its lenders. At January 31, 1993, 1994 and 1995, the Company was also in violation of lending covenants with its lenders related to certain financial performance ratios, who had issued waivers of such covenant violations. While there is no assurance that the Company's lenders will issue waivers of violations of the Company's covenants in the future, the Company intends to work with its lenders to achieve a status of ongoing compliance.

     In connection with the purchase of two extrusion lines, additional manufacturing equipment, and molds, the Company borrowed $7,073,666 on a non-revolving equipment loan agreement with interest at 2.5% above the LIBOR rate. The agreement provided for borrowings on specific equipment, subject to the following terms:

          Facility A: payable in monthly installments, including interest, over a seven year period ($5,987,327 advanced through October 31, 1995);

          Facility B: payable in monthly installments, including interest, over a three year period ($1,086,339 advanced through October 31, 1995).

(5)  Common Stock

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


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The following table sets forth, for the periods indicated, information derived from the Statements of Operations of the Company, expressed as a percentage of net sales.

                                         Three Months Ended                Nine Months Ended
                                             October 31,                       October 31,
                                             -----------                       -----------
                                         1995           1994                1995        1994
                                         ----           ----                ----        ----

Net sales                               100.0%         100.0%              100.0%       100.0%
Cost of products sold                    87.6           73.0                79.1         71.2
                                         ----           ----                ----         ----
   Gross profit                          12.4           27.0                20.9         28.8
Operating expenses
   Marketing and sales                   18.1           18.0                16.7         17.6
   Administrative                         4.5            4.3                 3.9          3.8
                                         ----           ----                ----         ----
                                         22.6           22.3                20.6         21.4
                                         ----           ----                ----         ----
   Operating profit (loss)              (10.2)           4.7                 0.3          7.4
Interest expense and other                4.4            2.7                 3.5          2.4
                                         ----           ----                ----         ----
   Earnings (loss) before income taxes  (14.6)           2.0                (3.2)         5.0
Income tax provision (benefit)           (5.2)           0.8                (1.1)         1.9
                                         ----           ----                ----         ----
   NET EARNINGS (LOSS)                   (9.4)%          1.2%               (2.1)%        3.1%
                                         ====           ====                ====         ====


Net Sales:

Net sales increased 6.4% from $14,450,291 to $15,374,008 for the three months ended October 31, 1995 as compared to the three months ended October 31, 1994 and 19.9% from $43,805,517 to $52,511,986 for the nine months ended October 31, 1995 as compared to the nine months ended October 31, 1994. The growth rate in sales for both the three and nine month periods ended October 31, 1995 was significantly lower than historical growth rates.

The increase in net sales during the three and nine month periods ended October 31, 1995 reflects increased sales of the Company's produce containers and line of Ultra Lite Bakeables(TM) (which the Company first introduced during the summer of 1994) in combination with several price increases the Company implemented between October 1994 and April 1995. While sales dollars have continued to grow in all product line categories, unit volume of bakery and deli containers during the three and nine month periods ended October 31, 1995 was less than during the same periods last year.

The Company believes that the decline in unit volume of its bakery containers and selected deli containers which may be used in bakery applications primarily occurred due to the increasingly competitive nature of the marketplace that has been caused by aggressive pricing practices by competitors and an increase in the number of packaging manufacturers serving the bakery/deli market. To a lesser degree, the Company also believes that changing consumer buying habits, including a shift from high-fat to low or non-fat products, may have accounted for lower unit sales of certain bakery/deli containers. However, the Company believes that its line of bakery and deli containers can accommodate bakery products which satisfy such shifting consumer buying habits.

Based on sales activity through November 1995, the Company anticipates that net sales in the fourth quarter will marginally exceed net sales recorded during the fourth quarter last year. In addition, the Company expects continuing growth in unit sales of its line of produce containers during the fiscal year ending January 31, 1997, and believes that such growth will reflect the produce industry's trend toward increasing use of plastic clamshell containers. The Company's expectation regarding sales of produce containers assumes no substantial, unforeseen weather conditions of the type that negatively affected the Company's sales of produce containers earlier this year. The Company also expects to see further increases in sales growth from its line of Ultra Lite Bakeables.

Gross Profit:

Gross profit margins decreased from 27.0% to 12.4% for the three months ended October 31, 1995 as compared to the three months ended October 31, 1994 and from 28.8% to 20.9% for the nine months ended October 31, 1995 as compared to the nine months ended October 31, 1994.

The decrease in gross profit margins during the three months and nine months ended October 31, 1995 was primarily due to the following three factors: (i) higher raw material costs; (ii) higher fixed overhead costs that the Company incurred to support a significant increase in anticipated sales that did not materialize; and (iii) higher labor costs. The higher costs related to these three factors could not be offset by price increases to the Company's customers.

The Company has experienced significant increases in raw material costs from its suppliers of virgin PETE resin and sources of recycled PETE material. Among other factors, these prices reflect increasing demand from the use of PETE resin by apparel manufacturers and soft drink bottlers, among other users, worldwide. The Company believes that the supply of PETE will increase, as refiners expand their capacity during the next 12 months, and that market prices should stabilize as a result. While the Company has increased its prices to customers, such increases have not offset these increases in raw material costs.

Higher fixed overhead costs resulted primarily from the addition of thermoforming and extrusion equipment, molds, and leased facilities to increase manufacturing capacity based on anticipated sales. As described above, the Company experienced lower than anticipated sales of bakery and deli containers during the third quarter and nine months ended October 31, 1995 and, as described below, it experienced lower than anticipated sales of produce containers during the nine months ended October 31, 1995.

At the beginning of the California berry season, the Company began expanding its capacity to meet an anticipated increase in demand for the Company's berry containers based on an anticipated increase in the overall berry harvest. Despite heavy rains in California earlier this year, indications were that, although berry production might be delayed, it would still meet the Company's earlier expectations. However, in mid-summer, berry growers also suffered an extended period of 100 degree-plus heat which compounded the effect of the prior excessive rainfall. These factors reduced the overall size of the berry crop and caused a higher than normal percentage of the berry crop to be used for frozen and other applications, rather than for fresh berry produce. This led to a reduction in the demand for the Company's packaging. As a result of this reduction in demand, management significantly reduced its temporary workforce.

However, the Company incurred higher labor costs due to the combined effect of a wage increase plan the Company implemented and the fact that production efficiency did not increase at the same rate as the increase in wages. Because the Company had experienced an excessive level of employee turnover which it believes was related to low wage rates, it implemented the wage increase plan to become more competitive in the local labor market. Management continues to believe the long-term effect of this action will be an increase in productivity.

The Company has taken a number of other actions which are intended to improve gross margins on a long-term basis. The most significant actions are the installation of a fifth extrusion line in May 1995 and a sixth extrusion line in September 1995. The cost of plastic sheet which is extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources. While the Company anticipates that its demand for PETE extruded sheet in the fourth quarter may be less than its capacity to extrude, it still anticipates having to purchase PETE extruded sheet from outside sources during fiscal 1997. Although the Company believes that the fifth and sixth extrusion lines will provide long-term cost savings, it does not anticipate realizing significant savings since extrusion operations may run at less than full capacity during the remainder of the fiscal year ending January 31, 1996.

Also, the Company is negotiating a three-year supply agreement for a major portion of its virgin resin needs with a major PETE resin supplier. This supply agreement will likely provide for minimum resin purchase quantities by the Company at a fixed price that is intended to be favorable to the Company under current market conditions. While the Company believes that such a supply agreement would have a positive impact on the Company's gross profit margins in the fiscal year ending January 31, 1997, the favorable pricing will not offset resin price increases that the Company has experienced during the past year. While the Company believes that the market price of PETE resin is expected to stabilize during the next 12 months, in the event of a price decline, the advantage derived from the fixed price arrangement will diminish and may even require the Company to pay a higher price for PETE resin than the market price then in effect.

The Company believes that during the fourth quarter ending January 31, 1996 and during the fiscal year ending January 31, 1997, its fixed overhead costs will grow at a slower rate than during the fiscal years ended January 31, 1993, 1994, and 1995.

Although the Company believes these actions will result in an improvement in gross profit margin performance in upcoming quarters, because of historical seasonality of sales and earnings, the Company does not expect to realize much impact from these actions until the second quarter ending July 31, 1996.

Operating Expenses:

Marketing and sales expense increased from $2,606,343, or 18.0% of net sales, to $2,7775,201 or 18.1% of net sales, during the three months ended October 31, 1995 as compared to the three months ended October 31, 1994 and increased from $7,709,714, or 17.6% of net sales to $8,754,784, or 16.7% of net sales, for the nine months ended October 31, 1995 as compared to the nine months ended October 31, 1994. The increase in marketing and sales expense for both periods was primarily due to the increase in net sales, resulting in an increase in freight and commission expense. During the nine months ended October 31, 1995, the decrease in marketing and sales expense as a percentage of net sales is primarily the result of sales growing at a faster rate than marketing and sales expense.

Administrative expense increased from $617,328, or 4.3% of net sales, to $689,421, or 4.5% of net sales, for the three months ended October 31, 1995, as compared to the three months ended October 31, 1994 and increased from $1,685,735, or 3.8% of net sales, to $2,061,677, or 3.9% of net sales for the nine months ended October 31, 1995 as compared to the nine months ended October 31, 1994. The increase in administrative expense during the three and nine month periods ended October 31, 1995 was to support the increase in net sales.

Interest Expense and Other:

Interest expense and other increased from $394,363, or 2.7% of net sales, to $678,599, or 4.4% of net sales, for the three months ended October 31, 1995, as compared to the three months ended October 31, 1994 and increased from $1,044,798, or 2.4% of net sales, to $1,863,040, or 3.5% of net sales for the nine months ended October 31, 1995, as compared to the nine months ended October 31, 1994.

The increase was primarily due to higher debt levels and increases in the average rate of interest paid by the Company. The increase in interest rates is primarily due to an increase in base rates and in increase in the differentials charged over the base rates.

Income Taxes:

The Company recognized an income tax benefit of $805,000 and $610,000 for operating losses incurred during the three and nine months ending October 31, 1995, respectively. As of October 31, 1995, the Company has approximately $2,930,000 of deferred tax liabilities offset by $2,576,000 of deferred tax assets netting to $354,000. The Company believes that these deferred tax assets are realizable based on future projected earnings and reversal of existing deferred tax liabilities.

Extrusion Equipment Relocation Expense:

In its April 30, 1995 Form 10-Q, the Company reported that it expected to incur expenses in connection with the relocation of four of its extrusion lines from their existing locations into the newly constructed 83,000 square foot leased facility completed in March 1995. Such extrusion equipment relocation expenses do not pertain to installation of the fifth or sixth extrusion lines which were installed in May and September 1995, respectively. The resulting consolidation of all extrusion activities into a single location specifically designed to optimize such operations is expected to improve efficiency, as well as to increase extrusion capacity. These relocation expenses, estimated at $600,000, will include dismantling the four extrusion lines, as well as moving, installing and connecting the extrusion lines at the new facility. While the Company had earlier anticipated the relocation of the four extrusion lines to take place during the third and fourth quarters of fiscal 1996, management has elected to delay the move until sometime in fiscal 1997. The decision to delay moving these extrusion lines is primarily the result of two factors: (1) management's desire to defer a significant one-time charge; and, (2) no immediate plans to purchase additional thermoforming lines which, if purchased, would be installed in the space to be vacated by the four extrusion lines. The relocation of the four extrusion lines will be scheduled based on the Company's demand for extruded plastic sheet and the desire to minimize the need to purchase sheet from outside sources. The moving expenses will be charged to earnings as they are incurred.

Net Loss:

As a result of the factors discussed above, the Company incurred a net loss of $1,443,760, or $.38 per share, for the three months ended October 31, 1995 compared to net earnings of $178,608, or $.05 per share for the three months ended October 31, 1994. For the nine months ended October 31, 1995, the Company incurred a net loss of $1,120,718, or $.30 per share, compared to net earnings of $1,378,129, or $.37 per share, for the nine months ended October 31, 1994.

The Company has reported that it expects to report a net loss in the fourth quarter and for the fiscal year ending January 31, 1996. The Company also anticipates that the net loss in the fourth quarter ending January 31, 1996 will be substantially larger than the net loss of $327,245 incurred during the fourth quarter last year.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources:

Working capital decreased from $6,770,517 on January 31, 1995 to $3,378,054 on October 31, 1995. This decrease is primarily due to increases in accounts payable and current maturities of long term obligations and a decrease in deferred income taxes, offset in part by increases in accounts receivable, inventories, and refundable sales and income taxes.

Accounts receivable increased from $4,386,376 on January 31, 1995 to $4,577,571 on October 31, 1995. This increase is primarily due to the increase in net sales. Inventories increased from $10,340,900 on January 31, 1995 to $10,772,527 on October 31, 1995. This increase was principally due to an increase in the level of finished goods, offset in part by a decrease in work in progress. The increase in finished goods is primarily due to the addition of inventories of products that were introduced during the past year. The decrease in work in progress was due to improved production planning.

For the nine months ended October 31, 1995, $2,295,657 of cash was provided by operating activities. This reflects an increase in accounts payable and other funds generated through operations, offset in part by increases in accounts receivable, inventories, refundable sales and income taxes, and a decrease in income taxes payable.

Property, equipment and improvements increased from $26,576,873 on January 31, 1995 to $32,846,889 on October 31, 1995. The Company purchased $9,067,868 of property and equipment during the nine months ended October 31, 1995. These equipment purchases included the Company's fifth and sixth extrusion lines, thermoforming equipment, molds, a building addition and other manufacturing equipment, as well as additional deposits of $153,288 on additional manufacturing equipment.

As of October 31, 1995, the Company had borrowed $9,292,326 under its $10,000,000 credit facility, leaving $707,674 available. In addition, the Company borrowed all the available funds under its $7,073,666 non-revolving equipment loan agreement for the purchase of the fifth and sixth extrusion lines, additional thermoforming lines and molds.

At October 31, 1995, the Company was in violation of certain covenants with its bank, related to certain financial performance ratios, which have subsequently been waived.

In addition, the Company anticipates that, at January 31, 1996, it will be in violation of some of its lending covenants with its lenders. At January 31, 1993, 1994 and 1995, the Company was also in violation of lending covenants with its lenders related to certain financial performance ratios, who had issued waivers of such covenant violations. While there is no assurance that the Company's lenders will issue waivers of violations of the Company's covenants in the future, the Company intends to work with its lenders to achieve a status of ongoing compliance.

Because the Company's business is highly capital-intensive, it will rely heavily on bank financing and other financing activities to fund its capital requirements. Furthermore, because of the Company's operating losses through October 31, 1995 and an increasing level of debt, the Company may find that financing may be more difficult to secure, may be more costly than its current credit facility, and may require covenants or restrictions more difficult to comply with than are currently in effect.

As of October 31, 1995, the Company had outstanding capital expenditures of approximately $454,000 and was reviewing additional capital expenditures of approximately $274,000. On October 31, 1995, approximately $153,000 of cash deposits had been made in connection with these outstanding commitments. Most of the commitments and capital expenditures under review are for molds and other manufacturing equipment. The Company expects that throughout the fiscal year ending January 31, 1997, its anticipated capital expenditures will be substantially lower than the now-expected $9,700,000 in capital expenditures during the fiscal year ending January 31, 1996 due to no anticipated purchases of extrusion equipment and modest expenditures in thermoforming.

In August 1995, the Company entered into a Shareholder's Joint Venture Agreement with Integrity Investrading S.A. (a company located in Chile). This joint venture will establish a Chilean corporation ("Ultra Pac SudAmerica S.A.") for the purpose of manufacturing, marketing and selling plastic packaging in Chile. The Company owns 49% and Integrity owns 51% of the newly formed corporation. During August 1995, the Company contributed $147,000 and Integrity contributed $153,000 to be used to equip the plant to begin manufacturing operations and as initial startup capital. The Company sold to Ultra Pac SudAmerica a thermoforming line and miscellaneous related equipment for $113,000. Although the Company realized a $65,000 gain from the sale of this equipment, such gain will be recognized over the depreciable life of the equipment.

The Company intends to dispose of certain assets which are not meeting operational objectives. These include the tooling related to its line of floral packaging, which the Company has recently listed with a sales agent, as well as the machinery and equipment used in its resin recycling plant. During the past 12 months, the Company has experienced increasing difficulty in finding reliable sources of post-consumer PETE for reprocessing in its recycling plant. As a result, the Company shut down its recycling plant in August 1995. The Company is evaluating the disposition of its recycling equipment through the formation of a recycling joint venture with a party located in Mexico. As proposed, the Company would initially purchase post-consumer PETE from the Mexican joint venture for processing in its recycling plant. After the Company has had time to evaluate the process and the joint venture has secured steady and reliable sources of post-consumer material for reprocessing, the equipment would then be sold to the joint venture and moved to the Company's partner's facilities in Mexico. The Company believes the recycled material from this joint venture will be at a lower cost than it currently pays outside suppliers primarily because the joint venture partner has access to lower priced raw materials.

The Company intends to finance its operations and anticipated capital expenditures through debt financing currently in place and being negotiated, as previously discussed, and from cash flows from operations.

Seasonality of Sales and Earnings:

The Company's product mix has become increasingly seasonal since fiscal 1994. From late in the fourth quarter through almost all of the second quarter, a higher percentage of the Company's production capacity has been dedicated to long production runs of berry containers for the produce-grower's market. In the third quarter, the Company gradually re-directs the greatest share of its production capacity toward bakery and deli containers. Because the Company's extensive line of bakery and deli containers includes numerous products with lower customer demand, production runs can be either long or short. As a result, the cost of manufacturing certain bakery and deli containers is higher due to shorter production runs and more frequent machine setup procedures, while other bakery and deli products have long production runs and lower manufacturing costs.

Since 1994, the average gross profit margin for all bakery and deli containers produced during this period is lower than the gross profit margins on the Company's berry containers because, during the fourth quarter of recent years, the Company has been increasing fixed manufacturing overhead costs as it prepared to accommodate substantially higher customer demand anticipated in the next fiscal year. This has resulted in a loss in the fourth quarter in recent years.

The Company does not anticipate substantial increases in fixed overhead costs during the fourth quarter ending January 31, 1996, primarily because it will not be increasing extrusion or thermoforming capacity substantially during the quarter.

Although the Company expects to incur a loss in the fourth quarter ending January 31, 1996, the loss will be primarily attributable to higher raw material prices, higher fixed overhead costs, and higher labor costs, as previously discussed, which resulted in a net loss for the third quarter and nine months ended October 31, 1995, rather than the seasonality of sales and earnings discussed above.

Future changes in these sales and earnings patterns will depend on the Company's ability to increase sales in the fourth quarter of: (1) higher margin products; or (2) existing products that would give the Company additional ability to improve production output relative to cost.



                                     PART II


                                OTHER INFORMATION


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

           10.1 Amendment dated October 18, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994

           10.2       Waiver dated December 12, 1995 related to Credit and
                       Security Agreement with Norwest Bank, Minnesota N.A. dated June 13, 1994

     (b)  Reports on Form 8-K:  None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED: December 13, 1995            ULTRA PAC, INC.
                                    ---------------
                                    (Registrant)



                                    /s/Calvin Krupa
                                    Calvin Krupa, President and
                                      Chief Executive Officer


                                    /s/Bradley Yopp
                                    Bradley Yopp, Chief Financial
                                      Officer