Form 10-K405
period 1996-01-31
ULTRA PAC INC
filed 1996-04-30
CIK 813134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transaction period from _______ to ________
                         Commission File Number: 0-18252

                                 ULTRA PAC, INC.
             (Exact name of Registrant as specified in its charter)

           Minnesota                                         41-1581031
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                           21925 Industrial Boulevard
                             Rogers, Minnesota 55374
                    (Address of Principal executive offices)

                                 (612) 428-8340
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ YES ___ NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

      As of March 31, 1996, 3,766,215 shares of Common Stock, no par value per share, were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing sales price on such date reported by NASDAQ) held by nonaffiliates of the Registrant was approximately $9,556,815.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 16, 1996, are incorporated by reference into
Part III.







                                     PART I.

ITEM 1 - BUSINESS

Company Background

      Ultra Pac, Inc., designs, manufactures, markets and sells plastic containers and packaging to food industry retailers and distributors, including supermarkets, wholesale bakery companies, fruit and vegetable growers, delicatessens, processors and retailers of prepared foods, and foodservice providers. The Company's packaging is primarily made from polyethylene terephthalate ("PETE") plastic sheet or recycled PETE that the Company thermoforms into various shapes.

      Generally, food industry packaging buyers select plastic packaging as an alternative to paper or other materials in order to achieve marketing and merchandising objectives. Plastic packaging generally allows food to be more attractively displayed than alternative packaging materials, and provides more efficient use of shelf space. Also, plastic packaging often helps preserve food's freshness and decreases spoilage by allowing more complete sealing of the package to minimize the effects of outside air and moisture.

Products

      The largest market segments for the Company's products are: bakery and deli departments of supermarkets; wholesale bakeries (both fresh and frozen); and growers of fresh fruit and produce. Food packaging has accounted for almost all of the Company's net sales during the past three fiscal years.

      The Company strives to serve as a single source of plastic packaging for its customers by offering a wide variety of shapes, styles and sizes of containers. The Company's products may be made from clear or colored plastic or a combination of both clear and colored plastic. The Company's current product offerings include both: (1) products manufactured and maintained in inventory (enabling timely shipment to customers); and, (2) special products that require a minimum order quantity and production lead time. A great majority of the Company's sales are from products manufactured for inventory.

      The Company's current product strategy is twofold: (1) to primarily manufacture products that will inherently appeal to multiple, high-volume customers, rather than to design custom products that can be sold to a single customer or limited customer markets; and (2) to manufacture and inventory its most popular products in sufficient quantities to facilitate timely shipments to customers and satisfy customers' "Just-in-time" requirements.

   Although some of the Company's products are designed for specific "niche" markets, others are more versatile and may be used in several different packaging applications. For example, even designs specially made for niche uses, such as muffin containers and cake domes, generally have multiple potential customers. Most designs, like clamshells and rectangular designs, may be used for a broad range of applications such as cookies or mini-muffins by a bakery or salads or cold cuts by a delicatessen. The Company has attempted to produce designs in sizes and shapes that will permit its products to be used in multiple applications, and has avoided developing and manufacturing customized, proprietary designs for a single customer. However, from time to time, on a non-exclusive basis, the Company will create inserts to existing molds in order to satisfy individual customer requirements. For example, the Company may create an insert for a mold that would allow a rectangular clamshell container to have two compartments, rather than one.



      The Company produces its plastic products primarily from PETE and, to a much lesser extent, polystyrene. A number of the Company's cake and pie bases, and deli trays are made from either polystyrene or PETE while the balance of its products are generally made exclusively from PETE. The Company believes that packaging produced primarily from PETE is preferable to packaging produced from polystyrene or other more rigid plastics, because PETE has superior flexibility and is not prone to crack or chip like other plastic materials. The Company also believes that PETE's distinctive characteristics benefit customers economically through improved sales and lower food spoilage than alternative packaging materials. PETE has also become the most widely recycled form of plastic packaging in the United States, primarily as a result of its widespread usage in plastic beverage bottles (see "Recycling and Recycled Products" below).

      The Company offers a wide variety of bakery and deli containers. These containers are of both the hinged clamshell-style, as well as two-piece designs with domes and bases. Clamshells are most commonly used for pies, muffins, cookies, donuts, rolls, salads, fruits, sandwiches, candies and nuts. The two-piece container designs are typically used for cakes and pies, as well as cookies, donuts and vegetables, fruit and snacks. While many of the Company's bakery and deli containers are product-specific, the generic shapes of others make them suitable for a wide variety of bakery and deli products.

      In fiscal 1993, the Company introduced a line of produce containers which are used by growers and distributors for shipping and displaying products such as strawberries, blueberries, raspberries, tomatoes and other fruits and vegetables. The Company manufactures many of these produce containers using recycled PETE. The Company believes that consumers, producers and sellers of fresh produce are becoming increasingly concerned about environmental issues including the disposal of waste into landfills. The Company believes that its consistent, ongoing use of recycled PETE in its produce containers appeals to consumers, as well as producers and sellers of fresh produce.

      During fiscal 1996, the Company recorded no sales from floral products which had been introduced in fiscal 1993 and which, in fiscal 1995, had accounted for only .2% of the Company's net sales.

      During April 1994, the Company introduced its line of C-PET containers that are suitable for baking in either conventional or microwave ovens. These containers are primarily intended for use by commercial bakeries. This C-PET material is extruded in-house in either a cellular form using a technology licensed to the Company, or in a rigid form similar to the process used for other PETE products. Compared to aluminum foil containers, these C-PET bakery containers offer superior shape retention and durability. C-PET containers such as the Company's, unlike aluminum foil containers, allow bakers and other food processors to perform a detection process for metal contaminants. Currently, wholesale bakeries and other food processors use these containers for both baking and packaging angel food cakes, pizzas, cookies and muffins.

   The Company routinely modifies existing container designs and develops new designs. Such product development is based upon input from its customers and distributors, as well as from ideas developed by Company staff. In certain cases, customers may fund the cost of tooling or inserts related to the new designs. The Company's development of new designs and marketing of existing designs for new applications is an ongoing process. In fiscal 1993, the Company began custom printing on certain of its products as a value-added service. In addition, the Company began labeling certain of its produce containers with customer names and UPC codes. The Company believes that its printing of certain containers, and to a lesser extent, its customer labeling and UPC codes distinguish it from competitors and provide customers with additional value. The Company intends to continue focusing its primary product development and marketing efforts on bakery, deli and produce packaging.

      Most of the Company's molds are designed to produce various types of containers by using different sizes and shapes of inserts in a particular mold. This technique minimizes the time and expense of designing and producing tooling for new containers, where applicable.

Manufacturing and Supply of Raw Materials

      The Company's products are manufactured from rolled plastic sheet (either extruded by the Company or purchased from outside sources) using a thermoforming process. These rolls of plastic sheet are made by a process that involves melting petroleum-based resin pellets and then extruding (forcing under pressure) the material through a die to form a flat sheet.

      The plastic sheet unwinds from a large roll at the beginning of the 60-foot thermoforming production line. The sheet is first heated to approximately 300(degree) Fahrenheit and then molded into the desired shape using vacuum and air pressure. The molds are multiple-cavity and product specific, with the number of cavities determined by the size and shape of the container specific to that mold. The plastic retains a rigid shape as the mold cavities are cooled by water. The plastic sheet which has been formed into containers continues down the production line to a trim press which cuts and stacks the product in preparation for packing into corrugated shipping cartons. At April 1, 1996, the Company had 34 thermoforming lines in operation.

      Prior to fiscal 1992, 100% of the plastic sheet used by the Company, including PETE, and polystyrene, was purchased from outside sources. During the first quarter of fiscal 1992, the Company installed its first extrusion line to produce PETE sheet in-house. The Company enjoys significant cost savings by manufacturing its own PETE plastic sheet from both virgin resin material, and recycled material. During fiscal 1992, the majority of the Company's PETE sheet requirements were met by its initial extrusion line. With the addition of extrusion lines in July 1992, October 1993, April 1994, May 1995 and September 1995 (to a total of six lines), the Company was able to extrude approximately 55%, 65% and 85% of its PETE sheet requirements during fiscal 1994, 1995 and 1996, respectively. With its current extrusion capacity, the Company expects to be able to supply all its PETE sheet needs for fiscal 1997. In fact, at various times during the year, the Company anticipates it will be extruding PETE sheet at less than its full production capacity.

   The PETE resin pellets used to make plastic sheet may be purchased from several large suppliers, including Eastman Chemical Company, Shell Chemical Company, and E I Dupont DeNemours & Co. While the available supply of PETE has historically been considered adequate, during fiscal 1996, supplies of resin did tighten and the Company experienced significant increases in raw material costs from its suppliers of virgin PETE resin and sources of recycled PETE material. Among other factors, these prices reflect increasing demand for the use of PETE resin by apparel manufacturers and soft drink bottlers, among other users, worldwide. Furthermore, changes in world oil prices and availability of oil may affect the cost and availability of resins and plastic sheet. The Company believes that, as refiners expand their capacity during the next 18 months, the supply of PETE will increase. During fiscal 1996, the Company executed a three-year supply agreement for a major portion of its virgin resin needs with a major PETE resin supplier.

Marketing and Sales

      In promoting its products, the Company relies primarily on direct sales contacts and the displaying of its products at industry trade shows, rather than extensive print advertising. The Company markets and sells its products through regional sales managers and through approximately 50 independent manufacturers' representatives or "brokers." The Company employs managers with territorial and/or product line sales responsibility. These sales managers supervise the brokers' activities and make selected direct sales calls. In addition, the Company's President manages overall sales activities and maintains direct contact with certain key customers. Typically, brokers have responsibility for calling on existing and potential customers, such as grocery store chains, food processors and distributors. Generally, the Company assigns a specific sales territory to each broker.

      Although the market for the Company's food packaging is generally nationwide, some product sales are concentrated in certain geographic areas, such as blueberry packaging in certain northern tier states and strawberry packaging in California and Florida. During the past three years, the Company has shipped to a small but growing number of customers in other countries. In addition, the Company has ownership interest in two joint ventures and a product licensing agreement which involve marketing or manufacturing, or both, outside the United States.

      The Company primarily uses common carriers to ship its products. The Company, like many other packaging manufacturers, generally sells its bakery and deli products at a price that includes shipment to the customer's location. While the Company generally sells its produce containers with the customer responsible for bearing shipment costs, there are certain customers where the selling price includes freight. The freight costs for shipment to a customer's location from the Company's warehouse in Rogers, Minnesota may be financially significant because freight expense is generally a significant part of the Company's cost of servicing its customers. With freight expense a partial consideration, in the past, the Company has explored sites for future expansion outside Rogers, Minnesota. For the foreseeable future however, the Company has no plans to expand its domestic operations outside Minnesota.

Recycling and Recycled Products

      Several factors, including regulation, general consumer awareness of the benefits of recycling plastics and other natural resources, and consumer habits, have influenced the popularity of recycling. These factors, combined with increasing demand, have encouraged the growth of a recycling industry that collects, reprocesses and markets PETE and other recycled materials. Accordingly, commodity markets have developed for these recycled materials, including PETE. The Company's cost of purchasing recycled PETE has, and will continue to be, influenced by such commodity market pricing.



      In October 1992, the Company purchased a 21,500 square foot facility to house the Company's recycling equipment which was installed in March 1993. This facility is adjacent to the Company's other manufacturing facilities.

      During the past year, the Company experienced increasing difficulty in finding reliable sources of post-consumer PETE for reprocessing in its recycling plant. As a result, the Company shut down its recycling plant in August 1995. The Company continues to evaluate the disposition of its recycling equipment through the formation of a recycling joint venture with a party located in Mexico. As proposed, the Company would initially purchase post-consumer PETE from the Mexican joint venture for processing in its recycling plant. After the Company has had time to evaluate the process and the joint venture has secured steady and reliable sources of post-consumer material for reprocessing, the equipment would then be sold to the joint venture and moved to the Company's partner's facilities in Mexico. The Company believes the recycled material from this joint venture will be at a lower cost than it currently pays outside suppliers primarily because the joint venture partner has access to less costly raw materials and labor.

Government Regulation

      The United States Food and Drug Administration ("FDA") regulates packaging that comes into contact with food, including packaging made from recycled material. The Company sought, and subsequently obtained, the FDA staff's acknowledgment that it does not object to the use of recycled PETE in the produce line of containers manufactured by the Company. In addition, the Company also sought and obtained the FDA staff's acknowledgment that it does not object to the use of co-extruded PETE (i.e., Petewich(R)).

      The plastic packaging industry (including the Company) is subject to existing federal, state and local regulations and potential regulations in connection with legislation designed to reduce solid waste. Proposed regulations have ranged from requiring plastics to be degradable in landfills, to banning specific products altogether. Current regulations, however, range from: (1) simple labeling requirements, which aid in the recycling process, to (2) banning certain materials unless subject to specified recycling/reuse programs, to (3) imposing taxes or advance disposal fees on all containers on a per-unit basis, with the fees being used to fund recycling programs. At the present time, the Company believes it is in substantial compliance with all local, state and federal laws designed to reduce solid waste entering landfills.

Customer Base

   The Company has over 600 active customers located throughout the United States, Canada, Australia, South America, Mexico and other countries. Only one customer, Kroger, accounted for more than 10% of the Company's sales during fiscal 1996. The loss of this customer may have a material adverse effect on the Company's operations. With time and subject to additional growth of its business, the Company expects its dependence on any single customer or small number of customers will diminish.



Backlog

      Although from time to time the Company receives advance orders for certain of its produce containers, the Company does not believe that backlog is a material aspect of its business.

Competition

      The Company's products compete with non-plastic packaging alternatives, including paper, aluminum and paper pulp or wood (as often used in produce packaging), as well as with packaging products made from polystyrene, other plastics, and PETE. The Company believes that its primary competitive advantages include: (1) its ability to rapidly conceive, develop and produce innovative packaging designs to meet customer needs; (2) its ability to rapidly fulfill most customer orders; and, (3) the functional, environmental and merchandising advantages that result from the majority of the Company's containers being fabricated from PETE.

      The Company competes with packaging manufacturers possessing substantially greater financial resources and larger marketing and development staffs than it possesses. Primary competitors who manufacture plastic packaging include Tenneco Packaging, IVEX Packaging Corporation and InLine Packaging. These competitors may be able to sell products similar to those of the Company's at a lower price than the Company, because a significant portion of their plastic products are manufactured using polystyrene plastic material which is lower in cost than PETE. The Company believes that the price advantage held by competitors using non-PETE resins is, in part, offset by the higher quality, greater versatility and superior utility that result from the Company's products being made primarily from PETE. However, the degree to which this price advantage may benefit competitors using non-PETE plastic will fluctuate from time to time, depending on the cost disparity between polystyrene and PETE resin prices. This cost disparity has increased significantly during the past year, creating additional competitive pressure on pricing of the Company's products.

Patents and Trademarks

      The Company currently holds a number of design patents related to bakery and produce containers. As the Company develops new and innovative container designs, it applies for design patents where possible. Also, the Company has obtained federal trademark registrations on the marks "Ultra Fresh(R)," "Ultra Tub(R)", "Ultra Clam(R)", "Show-bowls(R)", "Snack Clam(R)", "Eco Clear(R)", and "Petewich(R)" from the United States Patent and Trademark Office. The Company believes that the loss of its right to use one or more of its trademarks would not have a material adverse effect on the Company's business. The Company believes that its continued success will depend primarily on its level of customer service, product design and the management abilities of its officers, directors, key employees and sales representatives, rather than on ownership of patents or trademarks.

Employees

      As of March 30, 1996, the Company had 46 salaried employees (including eight whose positions were converted from hourly to salaried positions during the preceding year) and 255 hourly employees, none of whom were represented by labor unions or subject to collective bargaining agreements. Also at March 30, 1996, the Company had contracted the services of approximately 48 production workers through temporary agencies. Because the unemployment rate is currently low, from time to time, the Company may have difficulty in attracting and retaining qualified employees. The Company generally believes its relations with its employees are good.

ITEM 2 - PROPERTIES

      The Company utilizes approximately 466,000 square feet for its manufacturing, warehousing and office facilities located in Rogers, Minnesota. Of the 466,000 square feet, the Company owns approximately 109,000 square feet and leases the remaining facilities under five separate operating lease agreements. The square feet covered under each lease and the respective expiration date is as follows:

        Lease            Square Feet            Expiration Date
        -----            -----------            ---------------
          1                166,000              December 1, 2008
          2                 65,000              March 1, 2010
          3                 56,000              March 1, 2010
          4                 58,000              December 1, 2002
          5                 12,000              May 31, 1996
                                                (not intended to be renewed)

      All of these leases, except for the lease for 12,000 square feet, provide for renewal options and purchase options during the lease term.

      Although the Company has significantly expanded its Rogers, Minnesota facilities by arranging for construction of new facilities under lease or purchase agreements, from time to time, management has explored sites for future expansion outside Rogers, Minnesota. Currently, the Company does not anticipate the need for additional facilities in the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

      The Company is a party to various litigation matters arising in the normal course of its business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1996.



ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's common stock has been traded on the NASDAQ National Market System under the symbol "UPAC" since January 7, 1992. The following table sets forth, as reported by NASDAQ for the periods indicated, the range of high and low sale prices of the Company's common stock.


                                                      HIGH         LOW
          FISCAL YEAR ENDED JANUARY 31, 1996

              First Quarter                          $7-1/8       $5-3/8
              Second Quarter                          7-1/4        5-5/8
              Third Quarter                           6-1/8        3-7/8
              Fourth Quarter                          4-1/8        3-1/8

                                                     HIGH         LOW
          FISCAL YEAR ENDED JANUARY 31, 1995

              First Quarter                          $7-1/2       $4-7/16
              Second Quarter                          7-1/2        5-1/4
              Third Quarter                           9            6-1/4
              Fourth Quarter                          7-1/4        4-1/2

      As of April 16, 1996, there were approximately 314 holders of record, plus approximately an additional 1,000 beneficial owners of the Company's common stock.

      The Company has never paid cash dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future. In addition, one of the Company's current loan agreements prohibits the payment of dividends.



ITEM 6 - SELECTED FINANCIAL DATA


                                                                 Years ended January 31,
                                                  -----------------------------------------------------
                                                    1996        1995       1994       1993       1992
                                                  --------    --------   --------   --------   --------
                                                  (in thousands, except for Earnings per Common Share)
Statements of Earnings Data
     Net sales                                    $ 66,129    $ 57,250   $ 41,189   $ 27,572   $ 18,254
     Cost of products sold                          54,187      41,625     30,521     19,688     11,648
                                                  --------    --------   --------   --------   --------

              Gross profit                          11,942      15,625     10,668      7,884      6,606

     Operating expenses
         Marketing and sales                        11,481      10,066      8,202      5,287      3,269
         Administrative                              2,760       2,347      1,549      1,728        905
                                                  --------    --------   --------   --------   --------
                                                    14,241      12,413      9,751      7,015      4,174
                                                  --------    --------   --------   --------   --------

              Operating profit (loss)               (2,299)      3,212        917        869      2,432

     Interest expense and other                      2,581       1,507        842        413        398
                                                  --------    --------   --------   --------   --------

              Earnings (loss) before income tax     (4,880)      1,705         75        456      2,034

     Income tax provision (benefit)                 (1,721)        654         16        186        755
                                                  --------    --------   --------   --------   --------

              NET EARNINGS (LOSS)                 $ (3,159)   $  1,051   $     59   $    270   $  1,279
                                                  ========    ========   ========   ========   ========

     Earnings (loss) per common share
         Primary                                  $   (.84)   $    .28   $    .02   $    .08   $    .42
                                                  ========    ========   ========   ========   ========

         Fully diluted                            $    N/A    $    N/A   $    N/A   $    N/A   $    .41
                                                  ========    ========   ========   ========   ========

     Common equivalent shares
         Primary                                     3,766       3,766      3,768      3,587      3,082
                                                  ========    ========   ========   ========   ========

         Fully diluted                                 N/A         N/A        N/A        N/A      3,109
                                                  ========    ========   ========   ========   ========


                                                                        January 31,
                                                  -----------------------------------------------------
                                                    1996        1995       1994       1993       1992
                                                  --------    --------   --------   --------   --------
Balance Sheet Data
     Working capital                              $  2,685    $  6,771   $  5,632   $  5,084   $  2,182
     Total assets                                   50,581      44,322     32,801     23,503     11,743
     Long-term obligations                          27,235      20,227     13,652      6,564      3,464
     Shareholders' equity                            9,427      12,587     11,533     11,474      4,954




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

      Ultra Pac, Inc., designs, manufactures, markets and sells plastic containers and packaging to food industry retailers and distributors, including supermarkets, wholesale bakery companies, fruit and vegetable growers, delicatessens, processors and retailers of prepared foods, and foodservice providers. The Company's packaging is primarily made from polyethylene terephthalate ("PETE") plastic sheet or recycled PETE that the Company thermoforms into various shapes.

      Because of the markets the Company serves, as well as fluctuations in the cost of its primary raw materials, management believes that future sales and earnings will be impacted by a variety of factors. These include: (1) market demand for PETE raw material and the resulting impact on the Company's raw material costs; (2) competitive pressures in the marketplace for the Company's products; (3) the impact that weather conditions can have on the seasonal production of fresh produce and the resulting demand for plastic packaging; and,
(4) fixed overhead and borrowing costs.

Results of Operations

      The following table sets forth, for the periods indicated, information derived from the Statements of Operations of the Company expressed as a percentage of net sales.


                                                 Fiscal years ended January 31,
                                                    1996      1995     1994
                                                   -----     -----    -----

      Net sales                                    100.0%    100.0%   100.0%
      Cost of products sold                         81.9      72.7     74.1
                                                   -----     -----    -----
           Gross Profit                             18.1      27.3     25.9

      Marketing and sales expense                   17.4      17.6     19.9
      Administrative expense                         4.2       4.1      3.8
                                                   -----     -----    -----
                                                    21.6      21.7     23.7
                                                   -----     -----    -----
           Operating profit (loss)                  (3.5)      5.6      2.2
      Interest expense and other                     3.9       2.6      2.0
                                                   -----     -----    -----
           Earnings (loss) before income taxes      (7.4)      3.0       .2
      Income tax provision (benefit)                (2.6)      1.2       .1
                                                   -----     -----    -----
           NET EARNINGS (LOSS)                      (4.8)%     1.8%      .1%
                                                   =====     =====    =====

Fiscal 1996 Compared To Fiscal 1995

Net Sales:

      Net sales increased 15.5% from $57,249,979 to $66,128,723 for the year ended January 31, 1996 (fiscal 1996), as compared to the year ended January 31, 1995 (fiscal 1995). The rate of sales growth during fiscal 1996 was significantly lower than historical growth rates.

      The increase in net sales during fiscal 1996 reflects increased unit volume of the Company's produce containers and line of Ultra Lite Bakeables(TM) (which the Company first introduced during the summer of 1994) in combination with several price increases the Company implemented between October 1994 and April 1995. While sales dollars have continued to grow in each product line category, unit volume of bakery and deli containers declined by approximately 6% during fiscal 1996 as compared to fiscal 1995.



      The Company believes that the decline in unit volume of its bakery containers and deli containers which may be used in bakery applications occurred primarily due to the increasingly competitive nature of the marketplace that has been caused by aggressive pricing practices by competitors. The Company believes this is particularly the case with competitors who use lower-cost, non-PETE resins such as oriented polystyrene. This cost disparity has increased significantly during the past year, creating additional competitive pressure on pricing of the Company's products. The Company has also seen an increase in the number of packaging manufacturers serving the bakery/deli market. To a lesser degree, the Company also believes that changing consumer buying habits, including a shift from high-fat to low or non-fat products, may have accounted for lower unit volume of certain bakery/deli containers. However, the Company believes that its line of bakery and deli containers can accommodate bakery products which satisfy such shifting consumer buying habits.

      During fiscal 1997, the Company expects continuing growth in unit volume of its line of produce containers, and believes that such growth will reflect the produce industry's continuing trend toward increasing use of plastic clamshell containers. The Company's expectation regarding sales of produce containers assumes no substantial, unforeseen weather conditions of the type that negatively affected the Company's sales of produce containers during fiscal 1996. The Company expects this increase in produce container sales to be offset in part by a decline in bakery and deli product sales dollars.

      Management has initiated an effort to identify and analyze long term market trends, competitive strategies, and other factors that influence market conditions or result in competitive pressures. Management believes that this activity will assist the Company in developing market, product and price strategies, as well as improve its production planning process.

Gross Profit:

      Gross profit margins decreased from 27.3% during fiscal 1995 to 18.1% during fiscal 1996. The decrease in gross profit margins during fiscal 1996 was primarily due to the following three factors: (i) higher raw material costs;
(ii) higher fixed overhead costs that the Company incurred to support a significant anticipated increase in sales that did not materialize; and (iii) higher labor costs. The higher costs related to these three factors were not fully offset by price increases to its customers.

      The Company experienced significant increases in raw material costs from its suppliers of virgin PETE resin and sources of recycled PETE material. The purchase of resin material represents more than 50% of the Company's product cost. Among other factors, these PETE raw material costs reflect increasing demand for the use of PETE resin by apparel manufacturers and soft drink bottlers, among other users, worldwide. The Company believes that the supply of PETE will increase, as refiners continue to expand their capacity. While the Company increased its prices to customers, such increases did not fully offset these increases in raw material costs.

      Higher fixed overhead costs resulted primarily from the addition of thermoforming and extrusion equipment, molds, and leased facilities to increase manufacturing capacity based on anticipated sales. As described above, the Company experienced lower than anticipated sales of bakery and deli containers, and, as described below, it also experienced significantly lower than anticipated sales of produce containers during fiscal 1996.

      At the beginning of the 1995 California berry season (i.e., during fiscal
1996), the Company began expanding its capacity to meet an anticipated increase in demand for the Company's berry containers based on a significant anticipated increase in the overall berry harvest. Despite heavy rains in California earlier in the year, indications were that, although berry production might be delayed, it would still meet the Company's earlier expectations. However, in mid-summer, berry growers also suffered an extended period of 100 degree-plus heat which compounded the effect of the prior excessive rainfall. These factors reduced the overall size of the berry crop and caused a higher than normal percentage of the berry crop to be used for frozen and other applications, rather than for fresh berry produce. This led to a reduction in the demand for the Company's packaging. In July 1995, as a result of this reduction in demand, management significantly reduced its temporary workforce.

      The Company incurred higher labor costs due to the combined effect of a wage increase plan the Company implemented and the fact that production efficiencies did not increase at the same rate as the increase in wages. Because the Company had experienced an excessive level of employee turnover which it believes was related to low wage rates, it implemented the wage increase plan to become more competitive in the local labor market. Management continues to believe the long-term effect of this action will be an increase in productivity and a more stable workforce.

      The Company has taken a number of actions intended to improve gross profit margins on a long-term basis. The most significant actions were the installation of a fifth extrusion line in May 1995 and a sixth extrusion line in September 1995. The cost of plastic sheet which is extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources. With its current extrusion capacity, the Company expects to be able to supply all its PETE sheet needs for fiscal 1997. In fact, at various times during the year, the Company anticipates it will be extruding PETE sheet at less than its full production capacity. The Company will continue to purchase polystyrene sheet from outside suppliers as it has in the past.

      Also, the Company has negotiated a three-year supply agreement for a major portion of its virgin PETE resin needs. Minimum resin quantities are required to be purchased at a fixed price (adjusted annually) that is favorable to the Company under current market conditions. While the Company believes that such supply agreement will have a positive impact on the Company's gross profit margins in the fiscal year ending January 31, 1997, the favorable pricing will not offset resin price increases that the Company experienced during fiscal 1996. Further, in the event the market price of virgin PETE resin declines between annual price adjustments, the advantage derived from this pricing agreement may diminish and may even require the Company to pay a higher price for PETE resin than the market price existing at that time.

      During fiscal 1996, the Company's workforce declined from approximately 620 in June 1995, to approximately 355 in March 1996. This reduction primarily resulted from the Company's layoff of personnel in production-related jobs in July 1995 and January 1996.



      Additionally, in January 1996, the Company engaged the services of an outside manufacturing consultant to assist in improving efficiencies and reducing costs in its thermoforming and extrusion operations and in its distribution system. The Company believes that changes it has implemented in these areas will allow for a smaller workforce during fiscal 1997, without a dramatic loss of production capacity. As a result, the Company expects its labor costs will decline during fiscal 1997, as compared to fiscal 1996.

      The Company believes that during the fiscal year ending January 31, 1997, its fixed overhead costs will grow at a much slower rate than during the fiscal years ended January 31, 1996 and 1995. The Company believes its current level of production equipment and facilities are sufficient to meet its anticipated fiscal 1997 requirements. The Company's capital expenditures for fiscal 1997 will be substantially less than the $9,600,000 expended in fiscal 1996.

      The Company believes these actions will result in an improvement in gross profit margin performance in upcoming quarters. The Company does not expect to realize much impact from these actions until at least the second quarter of fiscal 1997, which ends July 31, 1996.

Operating Expenses:

      Marketing and sales expense increased from $10,066,119, or 17.6% of net sales, to $11,481,007 or 17.4% of net sales, during fiscal 1996, as compared to fiscal 1995. The increase in marketing and sales expense during fiscal 1996 was due in part to the increase in net sales, resulting in an increase in freight and commission expense. Also, the Company incurred additional labor and facilities costs to support its distribution operations. The decrease in marketing and sales expense as a percentage of net sales is primarily the result of sales growing at a faster rate than marketing and sales expense.

      Administrative expense increased from $2,347,558, or 4.1% of net sales, to $2,759,614 or 4.2% of net sales, during fiscal 1996, as compared to fiscal 1995. The increase in administrative expense was to support the increase in net sales and legal costs associated with certain litigation matters arising in the normal conduct of its business. The Company believes that ultimate resolution of such litigation will not have a material adverse impact on the Company's financial condition.

Interest Expense and Other:

      Interest expense and other increased from $1,506,820, or 2.6% of net sales, to $2,581,852, or 3.9% of net sales, for fiscal 1996, as compared to fiscal 1995. The increase was primarily due to higher debt levels and increases in the average rate of interest paid by the Company. The increase in interest rates is primarily due to an increase in base rates and an increase in the differentials charged over the base rates.

Income Taxes:

      The Company recognized an income tax benefit of $1,721,000 for operating losses incurred during the fiscal year ended January 31, 1996. As of January 31, 1996, the Company has approximately $986,000 of net deferred tax assets primarily resulting from net operating loss and other tax credit carryforwards of $3,728,000. Realization of these tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Extrusion Equipment Relocation Expense:

      In its Form 10-Q for the quarter ended April 30, 1995, the Company reported that it expected to incur expenses of approximately $600,000 in connection with the relocation of four of its extrusion lines from their existing locations into the newly constructed 83,000 square foot leased facility completed in March 1995. Prior to that time, the Company had anticipated the relocation of the four extrusion lines to take place during the third and fourth quarters of fiscal 1996, but management has elected to delay the move indefinitely.

Net Loss:

      As a result of the factors discussed above, the Company incurred a net loss of $3,152,397, or $.84 per share, during fiscal 1996 compared to net earnings of $1,050,884, or $.28 per share, during fiscal 1995.

Fiscal 1995 Compared To Fiscal 1994

Sales:

      Net sales for the fiscal year ended January 31, 1995 (fiscal 1995) increased 39.0% to $57,249,979 from $41,189,297 for the fiscal year ended January 31, 1994 (fiscal 1994). Such growth in net sales was most substantially influenced by the ongoing increase in demand for the Company's line of produce containers from new and existing customers. The Company also continued to see increases in sales from its bakery and deli product lines. Net sales also increased due to price increases implemented during April and October 1994.

Gross Profit:

      Gross profit margin increased 1.4% from 25.9% of net sales in fiscal 1994 to 27.3% in fiscal 1995. Of the 1.4% increase, half was due to the manner in which freight was handled with certain produce customers. The balance of the improvement in gross margin was primarily due to several factors, including: (1) favorable product mix (i.e., increased sales of certain produce containers which have longer production runs); (2) implementation of price increases in April and October 1994; and, (3) the installation of a fourth extrusion line in May 1994.

      During fiscal 1995, the Company increased the selling price of produce containers to certain customers with the Company bearing freight costs. Typically, these freight costs are billed separately or paid directly by the customer. The manner in which these freight charges are paid has changed and may change from year to year.

      Sales of produce containers, particularly berry containers, were strong in fiscal 1995. Strong sales of berry containers resulted in longer production runs and higher gross profit margins than most of the Company's other products. In addition, the Company implemented price increases on certain products in April and October 1994 in response to a general increase in costs.



Operating Expenses:

      Marketing and sales expense increased from $8,202,048 to $10,066,119 for fiscal 1995 as compared to fiscal 1994. The increase in marketing and sales expense was primarily due to increased freight and sales commission expense associated with higher net sales. Marketing and sales expense as a percentage of net sales decreased from 19.9% to 17.6% for fiscal 1995 as compared to fiscal 1994. The decrease in marketing and sales expense as a percentage of net sales was primarily attributable to a reduction in the cost of warehousing facilities and sales increasing at a faster rate than marketing and sales expenses. The reduction in warehousing facility costs resulted from the consolidation of distribution facilities, beginning in December 1993, into the Company's leased warehouse facility located adjacent to the Company's manufacturing facility.

      Administrative expense increased from $1,548,942 to $2,347,558 for fiscal 1995 as compared to fiscal 1994. Administrative expense as a percentage of net sales increased from 3.8% to 4.1% for fiscal 1995 as compared to fiscal 1994. Both the increase in expenses and percentage increase were due to elevated levels of staffing, higher recruiting costs, and increased consulting and professional fees. Among other things, during fiscal 1995, the Company employed a full-time Director of Human Resources, added several customer service personnel, continued the implementation of its MIS system, and pursued patents and trademarks on selected products.

Interest Expense and Other:

      Interest expense and other, as a percentage of net sales, increased from 2.0% to 2.6% for fiscal 1995 as compared to fiscal 1994. The increase was primarily due to higher debt levels, an increase in the lender's base rates, and an increase in the differentials charged by the lender over its base rates, offset in part by the increase in sales. The increase in debt levels was primarily a result of financing additional property, equipment and improvements, and an increase in working capital and other assets.

Net Earnings:

      As a result of the factors discussed above, net earnings increased from $58,503 to $1,050,884 for fiscal 1995 as compared to fiscal 1994.

Liquidity and Capital Resources

      Because the Company's business is highly capital intensive, it has traditionally relied heavily on bank and other debt financing to fund its capital requirements. As of January 31, 1996, the Company had borrowed $9,037,676 under its $9,500,000 revolving credit facility, leaving $462,324 available. In addition, the Company had borrowed all the available funds under its $7,073,666 non-revolving equipment loan agreements for the purchase of the fifth and sixth extrusion lines, additional thermoforming lines and molds. See discussion below regarding an April 1996 commitment for an additional $2,600,000 of term note financing.

      As of, or subsequent to, January 31, 1996, the Company was in default on virtually all of its long-term obligations due to financial covenant violations and failure to make certain required payments, including repayment of excess borrowings under its revolving credit facility. In April 1996, the Company received waivers for the existing defaults from such lenders and commitments to amend certain financial covenants. The Company believes it will be able to comply with such amended covenants for at least the next fiscal year.

     During April 1996, the Company received a commitment from its principal lender for an additional $2,600,000 pursuant to a new term note. The proceeds will be used to pay down its existing revolving credit facility, including the excess borrowings under such facility. The term note will bear interest at 3% over the bank's base rate with monthly installments of $75,000 plus interest with the remaining balance of $1,625,000 due May 31, 1997. Additionally, the terms of such facility and the existing term note with its principal lender will be modified to (i) increase the interest rate differentials on both the facility and existing term note by 1% and .875%, respectively and (ii) reduce the Company's borrowing base under the facility by $1,000,000.

      In addition to the commitments from its principal lender, certain of the Company's equipment lenders have committed to defer approximately $2,250,000 in principal payments due during fiscal 1997. Pursuant to the commitments from such lenders, the deferred principal payments will be due with the last payment of each respective equipment note. Additionally, the Company may be required, subject to certain restrictions, to repay a portion of the deferred principal over the next two fiscal years to the extent there is availability under the Company's revolving credit facility.

      In connection with all of the above commitments, the Company has agreed to issue warrants to the lenders for purchase of 185,000 shares of the Company's common stock. Such warrants will be exerciseable at the market price existing at time of grant.

      The Company believes its existing revolving credit facility is adequate to support its operations through the term of such facility. However, the Company will be required to renew or refinance up to an aggregate of $13,500,000 related to its existing revolving credit facility ($9,500,000) and existing term note ($4,000,000) prior to their expiration in May 1997. This is in addition to the $1,625,000 due on May 31, 1997 pursuant to the new term note as discussed above. Because of the Company's operating loss in fiscal 1996 and its high debt levels, such debt renewal or refinancing may be more difficult to secure than in the past, may be more costly than its current credit facility, and may require covenants or restrictions more difficult to comply with than those previously or currently imposed. Additionally, renewal or refinancing will be dependent upon the Company meeting its cash flow forecasts and managing its financial performance, among other things. No assurance can be given that the Company will be able to renew or refinance its existing credit facility or that it will be able to do so on acceptable terms.

      The Company may also explore equity financing but has not entered into any agreement or negotiations related thereto.

      See Note E to the Company's financial statements for additional information regarding the Company's long-term obligations.



      Working capital decreased $4,085,143 during fiscal 1996 from $6,770,517 to $2,685,374. This decrease is primarily attributable to an increase in accounts payable, a decrease in deferred income taxes and a decrease in inventories offset in part by an increase in accounts receivable and a decrease in current maturities of long-term obligations. Accounts receivable increased from $4,386,376 on January 31, 1995 to $4,706,477 on January 31, 1996. This increase is principally due to sales of plastic sheet to the Company's joint venture in Chile, and product sales to the joint venture partner which are made with payment terms longer than its standard payment terms. This foreign receivable represents approximately 19% of trade receivables at January 31, 1996. Inventories declined from $10,340,900 on January 31, 1995 to $9,599,515 on January 31, 1996. This decrease is due to a reduction in inventory levels of raw materials and work in process offset by an increase in finished goods inventory levels. With the addition of the two extrusion lines this past year, the Company was able to react more quickly to changes in demand for plastic sheet and therefore was able to carry less raw material and work in process inventory. Its finished goods inventory increased in part due to some carryover inventory from last year's produce season and an increase in inventory of products manufactured and maintained in inventory in order to provide a higher level of service to its customer base. Accounts payable increased from $5,887,564 on January 31, 1995 to $10,437,204 on January 31, 1996 primarily due to extended payment terms and increased credit availability from the Company's largest vendor. The Company negotiated with this vendor and others for extended payment terms during fiscal 1997.

      For fiscal 1996, $3,563,404 of cash was provided by operating activities. This reflects an increase in accounts payable and other funds generated through operations, offset in part by an increase in accounts receivable.

      Property, equipment and improvements increased from $26,576,873 on January 31, 1995 to $32,067,808 on January 31, 1996. The Company purchased $9,611,266 of property and equipment, primarily during the first three quarters of fiscal 1996. These property and equipment purchases included the Company's fifth and sixth extrusion lines, thermoforming equipment, molds, a building addition and other manufacturing equipment. Many of these purchases were made to expand the Company's manufacturing and extrusion capacity to support a significant increase in anticipated sales that did not materialize.

      As of January 31, 1996, the Company had no outstanding capital commitments and was reviewing only minimal expenditures related to improving manufacturing efficiencies and reducing costs, as well as expenditures on molds for new products. Because the Company believes that its current level of production equipment and facilities are sufficient to meet its anticipated fiscal 1997 requirements, its capital expenditures for fiscal 1997 will be substantially less than the $9,600,000 expended in fiscal 1996. The fiscal 1997 expenditures will be financed from funds available through the Company's credit facility and funds generated from operations.

      In August 1995, the Company entered into a Shareholder's Joint Venture Agreement with Integrity Investrading S.A. (a company located in Chile). This joint venture established a Chilean corporation ("Ultra Pac SudAmerica S.A.") for the purpose of manufacturing, marketing and selling plastic packaging in Chile. The Company owns 49% and Integrity owns 51% of the newly formed corporation. During August 1995, the Company contributed $147,000 and Integrity contributed $153,000 to be used to equip the plant to begin manufacturing operations and as initial startup capital.

      The Company intends to dispose of certain assets which have not met its operational objectives. These include the tooling related to its line of floral packaging, as well as, the machinery and equipment used in its PETE flake recycling plant which was closed in August 1995.

Seasonality of Sales and Earnings

      During the past three years, the Company's product mix has become increasingly seasonal. From late in the fourth quarter through almost all of the second quarter, a higher percentage of the Company's production capacity has been dedicated to long production runs of berry containers for the produce-grower's market. In the third quarter, the Company has gradually re-directed the greatest share of its production capacity toward bakery and deli containers. Historically, the average gross profit margin for all bakery and deli containers produced during this period has been lower than the gross profit margins on the Company's berry containers. However, beginning in fiscal 1996, with increasing competition among producers of berry containers and the resulting competitive pressure on pricing, gross profit margins for berry containers no longer exceeded the average gross profit margin for bakery and deli containers.

      Additionally, during the fourth quarter of recent years, the Company has been increasing fixed manufacturing overhead costs as it prepared to accommodate substantially higher customer demand anticipated in the next fiscal year. However, the Company believes that during the fiscal year ending January 31, 1997, its fixed overhead costs will grow at a much slower rate than during the fiscal years ended January 31, 1996 and 1995.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      Identified at Item 14 hereof and incorporated herein by reference are the financial statements and schedules following Item 14 of this report.

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III.

      Items 10, 11, 12, and 13 of Part III are omitted because the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended January 31, 1996, a definitive proxy statement containing information pursuant to Regulation 14A of the Securities Exchange Act of 1934, and that such information shall be deemed to be incorporated herein by reference from the date of filing such document.



                                    PART IV.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

1.    Financial Statements

      The following financial statements of Ultra Pac, Inc. are included herein at the indicated page numbers:

                                                                        Page No.
  Report of Independent Certified Public Accountants                      F-1

  Balance Sheets at January 31, 1996 and 1995                             F-2

  Statements of Operations- Years ended January 31, 1996, 1995 and 1994   F-4

  Statements of Shareholders' Equity - Years ended January 31, 1996,
    1995, and 1994                                                        F-5

  Statements of Cash Flows - Years ended January 31, 1996, 1995,
    and 1994                                                              F-6

  Notes to Financial Statements - January 31, 1996, 1995 and 1994         F-7

2.    Financial Statement Schedule

      The following financial statement schedule of Ultra Pac, Inc. is included herein at the indicated page number:

                                                                        Page No.
  Report of Independent Certified Public Accountants on Schedule          E-5

        II. Valuation of Qualifying Accounts                              E-6

      All other schedules of Ultra Pac, Inc. have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

3. (a) Exhibits

      The exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the Financial Statement Schedules. A copy of these Exhibits will be furnished at a reasonable cost to any person who is a shareholder of the Company as of May 17, 1996 upon receipt from any such person of a written request for any such Exhibit. Such request should be sent to Ultra Pac, Inc., 21925 Industrial Blvd., Rogers, Minnesota 55374, Attention: Chief Financial Officer.

   (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of the year ended January 31, 1996.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ULTRA PAC, INC.




Dated:  April 26, 1996                           By:  /s/ Calvin Krupa
                                                      Calvin Krupa
                                                 Its: President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                           Date


/s/ Calvin Krupa                 President, Chief                April 26, 1996
Calvin Krupa                     Executive Officer and
                                 Director

/s/ Brad C. Yopp                 Chief Financial                 April 26, 1996
Brad C. Yopp                     Officer (Principal
                                 Accounting Officer)

/s/ James A. Thole               Secretary and                   April 26, 1996
James A. Thole                   Director


/s/ John F. DeBoer               Director                        April 26, 1996
John F. DeBoer


/s/ Michael J. McGlynn           Director                        April 26, 1996
Michael J. McGlynn


/s/ Frank I. Harvey              Director                        April 26, 1996
Frank I. Harvey

     No annual report or proxy materials have been sent to security holders. An annual report for the Company's fiscal year ended January 31, 1996, will be forwarded to shareholders.



                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                                    FORM 10-K

                                 ULTRA PAC, INC.

                     FOR FISCAL YEAR ENDED JANUARY 31, 1996



                                      Cover



Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Ultra Pac, Inc.


We have audited the accompanying balance sheets of Ultra Pac, Inc. (a Minnesota corporation) as of January 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultra Pac, Inc. as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.






St. Paul, Minnesota
April 13, 1996 (except for notes E and H, as to which the date is April 26, 1996)



                                 Ultra Pac, Inc.

                                 BALANCE SHEETS

                            January 31, 1996 and 1995


                                 ASSETS (Note E)

                                                               1996           1995
                                                            -----------   -----------
CURRENT ASSETS
     Cash (note C)                                          $   345,906   $   145,731
     Accounts receivable
         Principally trade, less allowance for doubtful
              receivables and sales discounts of $305,000
              and $245,000 at January 31, 1996 and 1995,
              respectively (notes C and D)                    4,706,477     4,386,376
         Refundable income and sales taxes                    1,534,500       731,576
     Inventories (notes A1 and B)
         Raw materials                                        2,089,444     3,318,590
         Work in process                                      2,077,652     3,389,893
         Finished goods                                       5,432,419     3,632,417
     Deferred income taxes (notes A1, A2, A4 and J)             264,000     1,094,833
     Other current assets                                       153,803       170,607
                                                            -----------   -----------

              Total current assets                           16,604,201    16,870,023

PROPERTY, EQUIPMENT AND IMPROVEMENTS - AT COST
     Buildings and improvements (note K)                      3,491,268     2,476,582
     Manufacturing equipment (notes F and K)                 22,592,367    18,523,467
     Extrusion equipment                                     12,270,044     7,269,772
     Other equipment and furnishings                          1,868,806     1,647,035
     Leasehold improvements (note F)                            945,219       860,301
                                                            -----------   -----------
                                                             41,167,704    30,777,157
     Less accumulated depreciation and amortization
       (notes A2 and B)                                       9,837,213     6,346,606
                                                            -----------   -----------
                                                             31,330,491    24,430,551
     Deposits on property and equipment                            --       1,409,005
     Land                                                       737,317       737,317
                                                            -----------   -----------
                                                             32,067,808    26,576,873

OTHER
     Security deposits and leasehold costs less
         accumulated amortization of
         leasehold costs of $24,333 at January 31,
         1996 (notes A2 and K)                                  836,623       781,529
     Investments in affiliates (notes A3 and D)                 143,215         4,800
     Deferred income taxes (notes A1, A2, A4 and J)             722,000          --
     Other                                                      207,391        88,562
                                                            -----------   -----------
                                                              1,909,229       874,891
                                                            -----------   -----------

                                                            $50,581,238   $44,321,787
                                                            ===========   ===========



        The accompanying notes are an integral part of these statements.



                                 Ultra Pac, Inc.

                           BALANCE SHEETS (CONTINUED)

                            January 31, 1996 and 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              1996          1995
                                                          -----------   -----------
CURRENT LIABILITIES
     Current maturities of long-term obligations          $ 1,900,220   $ 2,525,272
     Accounts payable - principally trade                  10,437,204     5,887,564
     Accrued liabilities
         Salaries and commissions                             843,922       781,782
         Interest and other                                   737,481       582,834
     Income taxes payable                                        --         322,054
                                                          -----------   -----------

              Total current liabilities                    13,918,827    10,099,506




LONG-TERM OBLIGATIONS, less current maturities (note E)    27,235,076    20,227,316




DEFERRED INCOME TAXES (notes A1, A2, A4 and J)                   --       1,408,233





COMMITMENTS AND CONTINGENCIES (notes E and G)                    --            --





SHAREHOLDERS' EQUITY
     Common stock - authorized, 5,000,000 shares
         of no par value; issued and
         outstanding, 3,766,215 shares at January 31,
         1996 and 1995 (notes E and H)                      7,631,572     7,631,572
     Additional contributed capital                         1,213,000     1,213,000
     Retained earnings                                        582,763     3,742,160
                                                          -----------   -----------
                                                            9,427,335    12,586,732
                                                          -----------   -----------

                                                          $50,581,238   $44,321,787
                                                          ===========   ===========




                                 Ultra Pac, Inc.

                            STATEMENTS OF OPERATIONS

                   Years ended January 31, 1996, 1995 and 1994


                                                             1996            1995            1994
                                                         ------------    ------------    ------------
Net sales (notes C and D)                                $ 66,128,723    $ 57,249,979    $ 41,189,297

Cost of products sold (notes B and K)                      54,186,647      41,624,598      30,521,683
                                                         ------------    ------------    ------------

         Gross profit                                      11,942,076      15,625,381      10,667,614

Operating expenses (note K)
     Marketing and sales                                   11,481,007      10,066,119       8,202,048
     Administrative                                         2,759,614       2,347,558       1,548,942
                                                         ------------    ------------    ------------
                                                           14,240,621      12,413,677       9,750,990
                                                         ------------    ------------    ------------

         Operating profit (loss)                           (2,298,545)      3,211,704         916,624

Other income (expense)
     Interest expense                                      (2,516,672)     (1,507,495)       (795,675)
     Equity in net loss of affiliates (notes A3 and D)         (8,585)           --           (48,279)
     Other                                                    (56,595)            675           1,833
                                                         ------------    ------------    ------------
                                                           (2,581,852)     (1,506,820)       (842,121)
                                                         ------------    ------------    ------------

         Earnings (loss) before income taxes               (4,880,397)      1,704,884          74,503

Income tax provision (benefit)
     (notes A1, A2, A4 and J)                              (1,721,000)        654,000          16,000
                                                         ------------    ------------    ------------

         NET EARNINGS (LOSS)                             $ (3,159,397)   $  1,050,884    $     58,503
                                                         ============    ============    ============


Earnings (loss) per common share (note A7)               $       (.84)   $        .28    $        .02
                                                         ============    ============    ============

Weighted average number of shares outstanding
     (note A7)                                              3,766,215       3,766,144       3,767,621
                                                         ============    ============    ============



        The accompanying notes are an integral part of these statements.



                                 Ultra Pac, Inc.

                STATEMENT OF SHAREHOLDERS' EQUITY (Notes E and H)

                   Years ended January 31, 1996, 1995 and 1994


                                                Common Stock          Additional
                                            --------------------     contributed     Retained
                                            Shares        Amount        capital       earnings
                                            ------        ------        -------       --------

Balance - January 31, 1993                 3,765,715   $ 7,628,322   $ 1,213,000   $ 2,632,773

     Net earnings for the year ended
         January 31, 1994                       --            --            --          58,503
                                         -----------   -----------   -----------   -----------

Balance - January 31, 1994                 3,765,715     7,628,322     1,213,000     2,691,276

     500 shares of common stock issued
         for services                            500         3,250          --            --

     Net earnings for the year ended
         January 31, 1995                       --            --            --       1,050,884
                                         -----------   -----------   -----------   -----------

Balance - January 31, 1995                 3,766,215     7,631,572     1,213,000     3,742,160

     Net loss for the year ended
         January 31, 1996                       --            --            --      (3,159,397)
                                         -----------   -----------   -----------   -----------

Balance - January 31, 1996                 3,766,215   $ 7,631,572   $ 1,213,000   $   582,763
                                         ===========   ===========   ===========   ===========





         The accompanying notes are an integral part of this statement.



                                 Ultra Pac, Inc.

                        STATEMENTS OF CASH FLOWS (Note L)

                   Years ended January 31, 1996, 1995 and 1994

                                                                      1996            1995             1994
                                                                  ------------    ------------    ------------
Increase (Decrease) in Cash
Cash flows provided by operating activities
     Net earnings (loss)                                          $ (3,159,397)   $  1,050,884    $     58,503
     Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities:
              Depreciation and amortization (notes A2 and B)
                  Property, equipment and improvements               3,896,560       2,777,982       1,761,546
                  Leasehold costs                                       24,333            --              --
              Provision for doubtful receivables                        60,000         (12,833)       (108,277)
              Net (gain) loss on asset disposal                         16,971         (24,824)           --
              Non-cash compensation to employees                        38,700            --              --
              Equity in undistributed net loss of
                  affiliates                                             4,800            --              --
              Net deferred income taxes                             (1,299,400)        306,300          (7,100)
              Common stock issued for services                            --             3,250            --
              Change in assets and liabilities:
                  Accounts receivable                               (1,183,025)     (1,420,130)        (71,277)
                  Inventories                                          741,385      (2,640,451)     (2,351,235)
                  Other current assets                                  16,804         (64,161)          1,937
                  Accounts payable                                   4,549,640       1,210,020         952,439
                  Accrued liabilities                                  178,087         396,948         388,722
                  Income taxes payable                                (322,054)        320,354          (2,830)
                                                                  ------------    ------------    ------------
                      Net cash provided by operating activities      3,563,404       1,903,339         622,428

Cash flows from investment activities
     Capital expenditures                                           (9,611,266)     (8,881,457)     (7,610,975)
     Proceeds from sale of equipment                                   206,800         141,625            --
     Security deposits and leasehold costs                             (79,427)       (496,656)       (295,079)
     Investments in affiliates                                        (143,215)         (4,800)           --
     Other                                                            (118,829)         (6,000)         (8,031)
                                                                  ------------    ------------    ------------
                      Net cash used in investing activities         (9,745,937)     (9,247,288)     (7,914,085)
Cash flows from financing activities
     Bank overdraft                                                       --              --           (14,195)
     Proceeds from long-term obligations                             9,388,449      11,791,194       8,337,764
     Principal payments under long-term obligations                 (3,005,741)     (4,746,801)       (587,125)
                                                                  ------------    ------------    ------------
                      Net cash provided by financing activities      6,382,708       7,044,393       7,736,444
                                                                  ------------    ------------    ------------
                      Net increase (decrease) in cash                  200,175        (299,556)        444,787
Cash at February 1                                                     145,731         445,287             500
                                                                  ------------    ------------    ------------
Cash at January 31                                                $    345,906    $    145,731    $    445,287
                                                                  ============    ============    ============


        The accompanying notes are an integral part of these statements.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

     The Company designs and markets plastic containers in a wide range of sizes and designs for use primarily in the food industry. In addition, the Company had nominal sales to the floral industry through January 31, 1995; however, the Company has stopped manufacturing for the floral industry and has listed the related tooling for sale. The Company's products are primarily manufactured by the Company in its vertically integrated production facilities, located in Rogers, Minnesota, using both virgin and recycled materials. Additionally, certain products are manufactured in Chile by Ultra Pac SudAmerica S.A., a joint venture owned 49% by Ultra Pac, Inc. Although sales are primarily within the continental United States, the Company has some international sales, principally in Canada and South America.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     1. Inventories

     Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. Certain costs are expensed for financial reporting purposes and capitalized for income tax reporting purposes; deferred income taxes are provided for these timing differences.

     Inventory categories consist of the following:

          Raw materials which include virgin and recycled materials used in the recycling and extrusion process, and packaging and shipping supplies.

          Work in process which includes both purchased and internally extruded plastic sheet used in the production of finished goods.

          Finished goods which include completed, packaged products available for shipment.

     2. Depreciation and Amortization

     For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the applicable assets while amortization of leasehold improvements is provided over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized. The estimated useful lives used to compute depreciation and amortization of property, equipment and improvements are fifteen years for building and improvements and ten years for all other depreciable property, equipment and improvements.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

     2. Depreciation and Amortization - Continued

     Leasehold costs are amortized over 15 years, the term of the lease.

     For income tax reporting purposes, other lives and methods may be used; deferred income taxes are provided for these temporary differences.

     3. Investments in Affiliates

     Investments in the common stock of Ultra Pac SudAmerica, S.A. and Ultra Pac Middle East EC are stated at cost plus equity in undistributed net earnings
     (loss) since dates of acquisition.

     4. Income Taxes

     The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax reporting purposes; these relate primarily to accelerated depreciation and to net operating loss and alternative minimum tax credit carryforwards. The tax effects of these differences are recorded as deferred income taxes.

     5. Accounting for Stock Based Compensation

     The granting of all options and warrants were at 100% of market value, or greater, on the dates of grant. No compensation cost or other accounting recognition is given to stock options or stock purchase warrants until they are exercised, at which time the proceeds are credited to common stock. With respect to certain options currently outstanding, the Company may recognize a tax benefit upon exercise of these options in an amount equal to the difference between the exercise price and the fair market value of the common stock if the fair market value exceeds the exercise price on the day of the exercise.

     Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. As permitted under the new standard, the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma disclosures required by this standard will be adopted during the year ended January 31, 1997.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

     6. Accounting for the Impairment of Long-Lived Assets

     On November 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", which imposes a stricter criterion for assets by requiring that such assets be probable of future recovery at each balance sheet date. In connection with adopting this standard, the Company provided an allowance of $100,000 during January 1996 in connection with its decision to dispose of its tooling related to the floral industry and its recycling equipment.

     7. Earnings (Loss) Per Common Share

     Earnings per share are based upon the weighted average number of common and dilutive common equivalent shares outstanding.

NOTE B - USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's manufacturing processes (thermoforming and extrusion) produce trim and other scrap material that may be ground into flake and blended with virgin raw material for reuse by the Company. Most of the scrap material ("regrind") is reused by the Company in the ordinary course of business. However, some of the Company regrind is not reusable due to the color, composition or quantity of the material and is disposed of through sale or other means. Regrind in inventory is reported by the Company in its balance sheet as raw material and is valued at its estimated net realizable value. During the year ended January 31, 1996, the Company experienced an increase in its regrind material and adjusted its estimated net realizable valued downward by approximately $250,000.

     In connection with the Company's decision to dispose of its tooling related to the floral industry and its recycling equipment, the Company has provided allowances of $100,000 during the year ended January 31, 1996 for disposition of such assets. In addition, allowances of $200,000 and $142,000 were provided for other tooling during the years ended January 31, 1996 and 1995, respectively. These allowances less writeoffs of $73,000, are included in accumulated depreciation and amortization of property, equipment and improvements as of January 31, 1996 and 1995 and in depreciation and amortization expense during the years ended January 31, 1996 and 1995. Management believes that the undepreciated value of these assets as of January 31, 1996 is realizable.

     See note J for discussion of deferred tax asset realization.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE C - CONCENTRATIONS OF CREDIT RISK AND SALES

     Trade receivables have significant concentrations of credit risk in the retail packaged food sector in the United States. As of January 31, 1996, substantially all trade receivables relate to this sector.

     The Company had sales to one customer which accounted for 12.3%, 10.9% and 11.9% of net sales during the years ended January 31, 1996, 1995 and 1994, respectively. Included in trade receivables at January 31, 1996 are $1,204,537 of receivables from foreign customers, of which $640,255 have been subsequently collected.

     The Company maintains its cash balances in one financial institution located in Minneapolis, Minnesota. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE D - INVESTMENTS IN AND TRANSACTIONS WITH AFFILIATES

     Investments in affiliates as of January 31, are as follows:

                                                      1996          1995
                                                   ----------    ---------
      Ultra Pac SudAmerica, S.A. ("UPSA")
          Common stock, 147,107 shares (49%)       $  143,215    $      --

      Ultra Pac Middle East EC
          Common stock, 800 shares (40%)                   --        4,800
                                                   ----------    ---------

                                                   $  143,215    $   4,800
                                                   ==========    =========

     Equity in undistributed net earnings (loss) of Ultra Pac SudAmerica, S.A. and Ultra Pac Middle East EC, since acquisition amounted to $(3,785) and $(53,079), respectively, as of January 31, 1996.

     Net sales to affiliates and to UPSA's majority shareholder were $569,502 and $490,966, respectively, during the year ended January 31, 1996. As of January 31, 1996, $936,897 was receivable from UPSA and UPSA's majority shareholder.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE E - LONG-TERM OBLIGATIONS

     Long-term obligations as of January 31, are as follows:

                                                                              1996           1995
                                                                           -----------   -----------
      Facility A
          Interest payable monthly at 2.375% above the three month LIBOR rate (effective rate of 8.00% and 8.63% as of January 31,
              1996 and 1995, respectively)                                 $ 5,000,000   $ 5,000,000
          Interest payable at .5% above banks' base rate
              (effective rate of 9% as of January 31, 1996 and 1995)         4,037,676     2,426,193
      Facility B; interest payable monthly at .875% above the
          bank's base rate (effective rate of 9.375% as of
          January 31, 1996 and 1995)                                         4,899,683     5,580,928
      Facilities D and E; interest payable monthly at 2.5% above the three month LIBOR rate (effective rate of 8.125%
          as of January 31, 1996                                             6,445,313          --
      Equipment notes payable in monthly installments,
          including interest from 8.0% to 10.87%; subject to
          prepayment penalties                                               6,756,564     7,422,329
      Real estate mortgage payable in monthly installments,
          including interest to be adjusted each three year
          anniversary to a rate equal to 3% over the three year
          U.S. Treasury Securities Yield (effective rate of 8%
          through May 1996)                                                    949,907     1,037,115
      Contracts for deed payable in monthly installments,
          including interest from 8.00% to 9.00%                               377,456       399,653
      Capitalized leases (note F)                                              668,697       886,370
                                                                           -----------   -----------

                                                                            29,135,296    22,752,588
      Less current maturities                                                1,900,220     2,525,272
                                                                           -----------   -----------

                                                                           $27,235,076   $20,227,316
                                                                           ===========   ===========

     As of January 31, 1996, or subsequently, the Company was in default on substantially all of its long-term obligations due to financial covenant violations and its failure to make certain required payments under the terms of the agreements. During April 1996, the Company received waivers of the defaults from each of the respective lenders and commitments from its lenders to modify the terms of their respective loan agreements, including the following:

     1. Defer approximately $2,250,000 of principal payments on Facilities D and E and certain equipment notes from the year ending January 31, 1997 to later years



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE E - LONG-TERM OBLIGATIONS - CONTINUED

     2. Accelerate approximately $750,000 of principal payments on the equipment notes from the year ending January 31, 2004 to the year ending January 31, 1998.

     3. Provide an additional $2,600,000 term note ("Facility C") from its bank due in monthly principal payments of $75,000 plus interest at 3% above the banks' base rate with a final payment of $1,625,000 due May 31, 1997

     4.   Reduce the Company's borrowing base by $1,000,000 under Facility A

     5. Increase the rate of interest on borrowings based on the bank's base rate under Facilities A and B by 1% and .875%, respectively.

     6. Repay up to an additional $600,000 to an equipment note holder during each of the years ending January 31, 1997 and 1998, to the extent available, as defined

     7.   Add or modify existing covenants and cross default provisions

     8. Issue the lenders warrants to purchase 185,000 shares of the Company's common stock: the warrants will be exercisable at the market price at date of grant (closing); the term of the warrants has not been determined

     9.   Pay $75,000 in agent and origination fees

     10.  Modify the prepayment penalty for Facilities A and B to 2%, as defined

     The terms and maturities of the long-term obligations which follow, have been adjusted for the impact of the above modifications.

     The terms of the Company's credit and security agreement under Facilities A, B and C include the following:

          Facility A: $9,500,000 revolving note; interest at 1.5% above the bank's base rate. The agreement provides for issuance of up to $1,000,000 of letters of credit (none outstanding as of January 31, 1996). Borrowings are limited to a borrowing base of eligible accounts receivable and inventory, less outstanding letters of credit. A commitment fee of .25% per year is payable on the unused portion of the revolving credit. Interest is payable monthly. A prepayment penalty of 2% is provided for under certain circumstances. The note is due on May 31, 1997.

          Facility B: $6,000,000 non-revolving term note payable in monthly installments of $66,667, plus interest at 1.75% above the bank's base rate, through May 1997 with the remaining balance of approximately $3,858,000 due on May 31, 1997.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE E - LONG-TERM OBLIGATIONS - CONTINUED

          Facility C: $2,600,000 non-revolving term note payable in monthly installments of $75,000, plus interest at 3% above the bank's base rate, with a final payment of $1,625,000 due on May 31, 1997.

     During March 1995, the Company entered into a $7,073,666 non-revolving equipment loan agreement with interest at 2.5% above the LIBOR rate. The agreement provides for borrowings on specific equipment purchased subject to the following terms:

          Facility D: payable in monthly installments, plus interest, and maturing at various dates during the year ending January 31, 2003.

          Facility E: payable in monthly installments, plus interest, and maturing at various dates during the year ending January 31, 1999.

     The notes under Facilities D and E may be prepaid without penalty after October 31, 1997.

     The long-term obligations are collateralized by substantially all assets of the Company and life insurance on the president of the Company. Certain agreements contain covenants relating to financial performance, limitations on payment of dividends, acquisitions, mergers, change in control, investments, additional debt, capital expenditures, disposition of assets and other matters. In addition, under the commitments, the respective lending institutions have been provided cross defaults.

     Aggregate maturities of long-term obligations for the four years following January 31, 1997 are as follows: 1998, $17,509,075; 1999, $3,556,896; 2000,
     $1,844,023; and 2001, $1,169,257.

NOTE F - CAPITALIZED LEASES

     For financial reporting purposes, minimum lease rentals relating to certain equipment and leasehold improvements have been capitalized.

     The related assets and obligations have been recorded using the Company's incremental borrowing rate at the inception of the leases. The leases, which are noncancelable, expire at various dates through February 1999. The following is a schedule of leased property under capital leases:

                                                       January 31,
                                                  ------------------------
                                                     1996         1995
                                                  ----------    ----------
        Manufacturing equipment                   $  744,808    $  744,808
        Leasehold improvements                       301,756       301,756
                                                  ----------    ----------
                                                   1,046,564     1,046,564
        Less accumulated depreciation                211,808       107,151
                                                  ----------    ----------
                                                  $  834,756    $  939,413
                                                  ==========    ==========



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE F - CAPITALIZED LEASES

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments at January 31, 1996.

      Year ending January 31,
      -----------------------
          1997                                            $   303,954
          1998                                                274,102
          1999                                                168,350
          2000                                                  9,085
                                                           ----------

      Total minimum lease payments                            755,491
      Less amount representing interest                        86,794
                                                           ----------
      Present value of net minimum lease payments          $  668,697
                                                           ==========

NOTE G - COMMITMENTS AND CONTINGENCIES

     The Company conducts a substantial portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2008. At the end of the lease terms, substantially all of the leases are renewable at the then fair rental value for periods of 3 to 15 years. Each of the leases provide that the Company pay property taxes, maintenance, insurance and other occupancy expense applicable to leased premises. Certain of the rents are subject to increases in proportion to the increase in the Consumer Price Index and substantially all of the leases contain purchase options.

     Minimum rental commitments of non-cancelable operating leases are approximately as follows:

          Year ending January 31,
               1997                               $ 1,613,000
               1998                                 1,514,000
               1999                                 1,436,000
               2000                                 1,365,000
               2001                                 1,314,000
               2002 and thereafter                  8,744,000
                                                  -----------
                                                  $15,986,000
                                                  ===========

     Total rent expense for all operating leases for the years ended January 31, 1996, 1995 and 1994 was $2,294,579, $1,707,343 and $1,546,659,
     respectively.

     The Company has commitments to purchase equipment aggregating approximately $110,000 at April 13, 1996.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

     The Company has entered into two material supply agreements which will fulfill a significant portion of its plastic resin and post consumer flake needs. The agreements are for three and five year periods and call for annual minimum purchase requirements. Pricing is reviewed and negotiated annually in one of the agreements and prices on the other fluctuates with market prices.

     The Company is subject to certain lawsuits and other claims arising out of the conduct of its business. In the opinion of management, all matters are adequately provided for, are without merit or are of such a kind or involve such amounts that they would not have a material effect on the financial position or results of operations of the Company.

NOTE H - COMMON STOCK

     On March 14, 1996, the Company adopted the 1996 Ultra Pac, Inc. Stock Option Plan ("1996 Plan") which reserves 200,000 shares of common stock for future issuance. During March 1996, options to purchase 75,000 shares of common stock under the 1996 Plan were granted to employees at an exercise price of $3.00 per share. These options expire March 31, 2001.

     The 1991 Stock Option Plan ("1991 Plan"), reserves 100,000 shares of the Company's authorized common stock for future issuance. Under the terms of the 1991 Plan, the Company may grant to its employees and consultants options to purchase shares with a term not to exceed ten years. No options under the 1991 Plan have been exercised through January 31, 1996. Pursuant to the 1991 Plan, the following non-qualified options were granted and remain outstanding as of January 31, 1996:


        Granted                                                     Expiring
        during       Common shares                                   during
      year ended      covered by            Exercise              year ending
      January 31,       options              price                January 31,
      -----------       -------              -----                -----------

         1996             15,000             $ 6.00                  2001
         1995             30,000       $ 5.13  to  $ 8.00            2000
         1994             11,000       $ 7.50  to  $ 8.75          1999-2004
         1993              8,000       $10.25  to  $11.50          1998-2003
         1992             18,500       $ 7.00  to  $12.69            2002
                       ---------
                          82,500
                       =========

     Subsequent to January 31, 1996, options to purchase 17,000 shares of common stock under the Plan were canceled.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE H - COMMON STOCK - CONTINUED

     The Outside Directors' Option Plan ("Directors' Plan"), reserves 100,000 shares of the Company's authorized common stock for future issuance. Under the terms of the Outside Directors' Option Plan, the Company will grant to its outside directors options to purchase shares with a term not to exceed five years. No options under the Directors' Plan have been exercised through January 31, 1996, however, options for 4,500 shares were canceled during the year ended January 31, 1996. Pursuant to this plan, the following non-qualified options were granted and remain outstanding as of January 31, 1996:

              Granted                                          Expiring
              during       Common shares                        during
            year ended      covered by          Exercise     year ending
            January 31,       options            price       January 31,
            -----------       -------            -----       -----------

               1996             5,500            $ 5.75         2001
               1995             3,000            $ 7.25         2000
               1994             3,000            $ 9.25         1999
               1992             7,500            $12.69         1997
                             --------
                               19,000
                             ========

     In each of the four years ended January 31, 1993 through January 31, 1996, the Company's Board of Directors granted non-qualified stock options to the Company's Chief Executive Officer for 20,000 shares of common stock at exercise prices ranging from $6.00 to $11.50 per share. These options each have five year terms and remain outstanding at January 31, 1996.

     In August 1991, the Company's Board of Directors granted a non-qualified stock option for 50,000 shares of common stock at an exercise price of $8.88 per share. This option was issued to the Company's principal landlord, who is a former director of the Company, for past and future real estate consulting services to the Company. This option was not exercised and expired in August 1995.

     In addition to the outstanding options to purchase common stock, the Company issued warrants to purchase 30,000 shares of its common stock to an Underwriter and certain of its employees in connection with the public offering of the Company's common stock in May 1992. The warrants are exercisable at prices ranging from $11.50 to $13.76 per share, depending upon time of exercise. These warrants expire during the year ending January 31, 1998 and remain outstanding at January 31, 1996.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994



NOTE H - COMMON STOCK - CONTINUED

     Transactions involving options and warrants are as follows:

                                                Year ended January 31,
                                             1996        1995        1994
                                           --------    --------    --------

      Outstanding at beginning of period    227,500     177,500     136,500
           Granted                           40,500      54,000      41,000
           Exercised                           --          --          --
           Expired/canceled                 (56,500)     (4,000)       --
                                           --------    --------    --------

      Outstanding at end of period          211,500     227,500     177,500
                                           ========    ========    ========

      Exercisable                           211,500     227,500     173,333
                                           ========    ========    ========

     Option and warrant expiration dates as of January 31, 1996, and their exercise price per share, are as follows:


                                                            Exercise
       Year ending January 31,       Shares                  Price

               1997                     27,500        $ 11.50   to $  12.69
               1998                     32,000        $ 10.25   to $  11.50
               1999                     34,000        $  7.50   to $   9.25
               2000                     53,000        $  5.13   to $   8.00
               2001                     40,500        $  5.75   to $   6.00
               2002                     18,500        $  7.00   to $  12.69
               2003                      6,000        $ 10.88   to $  11.50
                                    ----------
                                       211,500
                                    ==========

     In connection with closing the debt restructuring (see note E), the Company is to issue warrants for 185,000 shares of its common stock. The warrants will be exercisable at the market price at date of grant (closing); the term of the warrants has not been determined.

     Effective April 1, 1996, the Company issued compensation in the form of 12,900 shares of its common stock to its hourly employees.



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE I - PROFIT-SHARING PLAN AND TRUST

     During the year ended January 31, 1993, the Company implemented The Ultra Pac, Inc. 401(k) Profit Sharing Plan and Trust which covers substantially all of its employees. Participants may elect to enter into salary reduction agreements with the Company for a portion of their compensation. The plan authorizes the Board of Directors of the Company to annually authorize contributions, out of earnings and profits, up to 50% of each participant's contribution, not to exceed 2% of that participant's total compensation. For the years ended January 31, 1996, 1995 and 1994, contributions to the plan totaled $321,296, $219,135 and $159,806, respectively, of which $78,262, $54,975 and $40,967, respectively, were contributed by the Company.

NOTE J - INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                             Year ended January 31,
                    -----------------------------------------
                       1996           1995           1994
                    -----------    -----------    -----------
      Current
          Federal   $  (421,600)   $   312,600    $    21,100
          State            --           35,100          2,000
                    -----------    -----------    -----------
                       (421,600)       347,700         23,100
      Deferred
          Federal    (1,119,400)       275,000         (7,600)
          State        (180,000)        31,300            500
                    -----------    -----------    -----------
                     (1,299,400)       306,300         (7,100)
                    -----------    -----------    -----------

                    $(1,721,000)   $   654,000    $    16,000
                    ===========    ===========    ===========

     A reconciliation of the difference between income tax expense and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes is as follows:

                                                             Year ended January 31,
                                                     ----------------------------------------
                                                        1996           1995           1994
                                                     -----------    -----------   -----------
      Income tax expense (benefit) at federal
          statutory rate                             $(1,659,000)   $   580,000   $    25,300
      State taxes, less federal tax benefit             (117,000)        44,000         1,600
      Surtax exemption                                      --             --         (11,600)
      Tax effect of permanent financial statement/
          tax differences                                 19,000         17,000           700
      Other                                               36,000         13,000          --
                                                     -----------    -----------   -----------

          Income tax expense (benefit)               $(1,721,000)   $   654,000   $    16,000
                                                     ===========    ===========   ===========



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE J - INCOME TAXES - CONTINUED

     Deferred income taxes are the result of temporary differences in recognition of income and expense for financial statement and tax reporting. The major sources of these differences and the tax effect of each are as follows:

                                                        Year ended January 31,
                                                -----------------------------------------
                                                   1996           1995           1994
                                                -----------    -----------    -----------
      Tax depreciation in excess of financial
          statement depreciation                $   717,000    $   799,000    $   723,000
      Net operating loss carryforwards           (2,399,000)      (113,000)      (626,000)
      Alternative minimum tax credit
          carryforwards                             439,000       (349,000)       (24,000)
      Allowance for doubtful receivables            (22,000)         3,000        (39,000)
      Inventories                                    35,000         17,000        (58,000)
      Salaries                                      (31,000)       (26,000)          --
      Deferred gain                                 (22,000)          --             --
      Real estate taxes                              10,000        (10,000)          --
      Other                                         (26,400)       (14,700)        16,900
                                                -----------    -----------    -----------

                                                $(1,299,400)   $   306,300    $    (7,100)
                                                ===========    ===========    ===========


     Deferred tax assets and liabilities consist of the following:

                                                                        January 31,
                                                                    1996           1995
                                                                 -----------    -----------
      Deferred tax assets - current
          Allowance for doubtful receivables                     $   111,000    $    89,000
          Inventories                                                 61,000         96,000
          Salaries                                                    57,000         26,000
          Deferred gain                                               22,000           --
          Real estate taxes                                             --           10,000
          Net operating loss carryforwards                              --          855,000
          Other                                                       13,000         18,833
                                                                 -----------    -----------

                                                                 $   264,000    $ 1,094,833
                                                                 ===========    ===========

                                                                        January 31,
                                                                    1996           1995
                                                                 -----------    -----------
      Deferred tax assets (liabilities) - long-term
          Depreciation of property, equipment and improvements   $(3,002,000)   $(2,304,000)
          Net operating loss carryforwards                         3,689,000        453,000
          Alternative minimum tax credit carryforwards                39,000        478,000
          Other                                                       (4,000)       (35,233)
                                                                 -----------    -----------

                                                                 $   722,000    $(1,408,233)
                                                                 ===========    ===========




                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE J - INCOME TAXES - CONTINUED

     As of January 31, 1996, the Company has net operating loss carryforwards which expire as follows:

                                        Federal           State
                                        -------           -----
       Year ending January 31,
       -----------------------
           2007                       $   938,000       $   761,000
           2008                           637,000           249,000
           2009                         1,624,000           624,000
           2010                           133,000            33,000
           2011                         6,717,000         2,547,000
                                      -----------       -----------

                                      $10,049,000       $ 4,214,000
                                      ===========       ===========

     The Company has recorded net deferred tax assets of $986,000, primarily resulting from the benefit of net operating loss carryforwards, which expire in varying amounts between the years ending January 31, 2007 and 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE K - RELATED PARTY TRANSACTIONS

     The Company conducts a portion of its operations from facilities leased (see note G) and purchased from an individual who was a director of the Company through July 14, 1995. During the year ended January 31, 1995, the Company reimbursed this former director $365,000 for his costs of moving and business interruption in connection with an expansion of the Company's manufacturing facilities which are leased from this former director. The Company also purchases certain tooling and services from a company owned in part by this former director. The following is a summary of rent expense, building and land acquisition costs, leasehold costs and tooling and services purchased from this individual while he was a director during the years ended January 31, 1996, 1995 and 1994:

                                                         Year ended January 31,
                                                  ---------------------------------------
                                                     1996          1995           1994
                                                  -----------   -----------   -----------
      Lease obligations                           $   388,000   $   464,000   $   525,000
      Building, land and land acquisition costs        16,000         4,000     1,776,000
      Leasehold costs                                    --         365,000          --
      Tooling and services                             63,000       312,000       262,000
      Deposits on building and land                      --            --        (450,000)
                                                  -----------   -----------   -----------
                                                  $   467,000   $ 1,145,000   $ 2,113,000
                                                  ===========   ===========   ===========




                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE K - RELATED PARTY TRANSACTIONS - CONTINUED

     Sales to a customer whose chief executive officer is a director of the Company were $531,000 from July 14, 1995, when such person became a director of the Company, through January 31, 1996.

     See note D for transactions with affiliates.

NOTE L - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest and income taxes is as follows:

                                                             Income
      Year ended January 31,                 Interest         taxes
      ----------------------                 --------         -----
             1996                       $   2,403,587    $    421,438
             1995                           1,489,918          59,017
             1994                             769,864          96,241

     During the years ended January 31, 1995 and 1994, the Company acquired $745,930 and $305,521, respectively of manufacturing equipment and leasehold improvements under capitalized leases.

NOTE M - FINANCIAL INSTRUMENTS

     The financial statements include information about estimated fair values as of January 31, 1996 and 1995, as required by FASB Statement 107. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

          CASH: The carrying amount approximates fair value based on the demand nature of the deposits.

          RECEIVABLES: The carrying amount approximates fair value based on the short maturity of these instruments.

          LONG-TERM OBLIGATIONS: The carrying amount approximates fair value, where significant, because the interest rates are indexed to market value, or, due to the short maturity of these instruments.

NOTE N - RECLASSIFICATIONS

     Certain amounts for the year ended January 31, 1995 have been reclassified to conform with the financial statement presentation used for the year ended January 31, 1996. These reclassifications had no effect on previously reported net earnings or stockholders' equity.



3. (A) EXHIBITS


        3.1      Restated Articles of Incorporation (Exhibit No. 3.1) (3)
        3.2      Bylaws (Exhibit No. 3.2) (1)
       10.2      Employment Agreement with Calvin Krupa, dated June 20, 1989 (Exhibit No. 10.2) (2)
       10.3      First Amendment to Employment Agreement, dated March 31, 1990, with Calvin Krupa (Exhibit No. 10.17) (4)
       10.4      Second Amendment to Employment Agreement, dated January 3, 1992, with Calvin Krupa (Exhibit No. 10.4) (9)
       10.9      1991 Stock Option Plan (exhibit No. 10.3) (7)
       10.15     Lease Agreement with Charles J. Van Heel for 21925 Industrial Boulevard, Rogers, Minnesota dated July 23,
                 1991 (Exhibit No. 10.2) (8)
       10.16     Amendment dated July 23, 1991, to Lease Agreement with Charles J. Van Heel for 21925 Industrial
                 Boulevard, Rogers, Minnesota, dated July 23, 1991 (Exhibit No. 10.3) (8)
       10.17     Outside Directors' Option Plan (Exhibit No. 10.17) (9)
       10.19     Purchase Agreement and Contract For Deed with Clement L. Sharp dated October 29, 1992 (Exhibit 10.2) (10)
       10.20     Purchase Agreement with Mr. Chuck Van Heel dated December 7, 1992 (Exhibit No. 10.3) (10)
       10.22     Equipment Note Agreement with Norwest Equipment Finance, Inc., dated March 22, 1993 (Exhibit No. 10.22) (11)
       10.23     Lease Agreement with MLH Partners, dated April 8, 1992 (Exhibit 10.23) (11)
       10.24     Equipment Note Agreement with Norwest Equipment Finance Inc., dated April 14, 1993 (Exhibit 10.24) (11)
       10.25     Letter of Intent for real estate mortgage agreement with AmeriBank dated March 17, 1993 (Exhibit 10.25) (11)
       10.26     Amendment dated June 1, 1993, to Lease Agreement with Charles J. Van Heel for 21925
                 Industrial Boulevard, Rogers, Minnesota, N.A. dated May 26, 1992 (Exhibit No. 10.1) (12)
       10.27     Real Estate Mortgage Agreement with AmeriBank dated June 1, 1993 (Exhibit No. 10.2) (12)
       10.29     Assumption Agreement between Ultra Pac, Inc. and Charles J. Van Heel and Marilyn Van
                 Heel, dated June 3, 1993 and the Mortgage Note between Charles J. Van Heel and W.J.D. & Co.
                 (Exhibit No. 10.2) (13)
       10.30     Equipment Lease Agreement with the CIT Group dated August 30, 1993 (Exhibit No. 10.1) (14)
       10.31     Equipment Note Agreement with Norwest Equipment Finance, Inc., dated October 19, 1993 (Exhibit No. 10.2) (14)
       10.32     Equipment Note Agreement with Norwest Equipment Finance, Inc., Dated November 8, 1993 (Exhibit No. 10.3) (14)



                                       E1



       10.33     Amendment dated December 1, 1993 to Lease Agreement with ML Limited Partnership dated April 8, 1993
                 (Exhibit 10.33) (15)
       10.34     Patent, Technical Information and Technical Assistance Agreement with Shell Oil Company dated
                 May 28, 1993 (Exhibit 10.34) (15)
       10.35     Interim Funding Agreement with Norwest Equipment Finance dated February 3, 1994 (Exhibit 10.35) (15)
       10.37     Equipment Note Agreement with Norwest Equipment Finance, Inc. dated May 24, 1994 (Exhibit 10.1) (16)
       10.38     Equipment Lease Agreement with the CIT Group dated February 1, 1994. (Exhibit 10.2) (16)
       10.39     Credit and Security Agreement with Norwest Bank, Minnesota N.A. dated June 13, 1994. (Exhibit 10-3) (16)
       10.40     Equipment Note Agreement with Norwest Equipment Finance, Inc. dated October 17, 1994 (Exhibit 10.1) (17)
       10.41     Leasehold Lease Agreement with Linmark Financial Group, Inc. dated October 20, 1994 (Exhibit 10.2) (17)
       10.42     Lease Agreement with Charles J. Van Heel, dated November 20, 1994, for 22101 Industrial Blvd., Rogers, Minnesota
                 (Exhibit 10.3) (17)
       10.43     Lease Agreement with Charles J. Van Heel, dated November 20, 1994, for 22101 Industrial Blvd., Rogers, Minnesota
                 (Exhibit 10.4) (17)
       10.44     Second Amendment dated November 2, 1994, to Lease Agreement with Charles J. Van Heel for 21925 Industrial Blvd.,
                 Rogers, Minnesota (Exhibit 10.5) (17)
       10.45     Waiver dated December 14, 1994, related to Credit and Security Agreement with Norwest Bank, Minnesota N.A.
                 dated June 13, 1994 (Exhibit 10.6) (17)
       10.46     Loan and Security Agreement with the CIT Group/Equipment Financing, Inc., dated March 10, 1995
                 (Exhibit 10.46) (18)
       10.47     Amendment dated July 1, 1994 to the Credit and Security Agreement with Norwest Bank, Minnesota, N.A. dated
                 June 13, 1994 (Exhibit 10.47) (18)
       10.48     Amendment dated March 7, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota, N.A. dated
                 June 13, 1994. (Exhibit 10.48) (18)
       10.49     Waiver dated March 2, 1995, related to Credit and Security Agreement with Norwest Bank, Minnesota N.A. dated
                 June 13, 1994 (Exhibit 10.49) (18)
       10.50     Waiver dated March 3, 1995, related to Real Estate Mortgage Agreement with AmeriBank, dated June 1, 1993
                 (Exhibit 10.50) (18)
       10.51     Amendment dated June 1, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated
                 June 13, 1994. (Exhibit 10.1) (19)
       10.52     Amendment dated June 30, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated
                 June 13, 1994. (Exhibit 10.1) (20)
       10.53     Waiver dated September 7, 1995, related to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994.  (Exhibit 10.2) (20)



                                       E2



       10.54     Amendment dated October 8, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated
                 June 13, 1994.  (Exhibit 10.1) (21)
       10.55     Waiver dated December 12, 1995 related to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994.  (Exhibit 10.2) (21)
     * 10.56     Material supply agreement with Eastman Chemical Company, dated January 2, 1996 (confidential treatment has been requested with respect to selected portions of this exhibit).
     * 10.57     Equipment note agreement with Wentworth Capital Corporation dated December 7, 1995.
     * 10.58     Financing Commitment with Norwest Credit, Inc. dated April 25, 1996.
     * 10.59     Financing Commitment with Norwest Bank Minnesota N.A. dated April 25, 1996.
     * 10.60     Commitment Letter, dated April 25, 1996, to Amend the Security Agreement on Promissory Note with USL Capital
                 Corporation dated December 20, 1994.
     * 10.61     Commitment Letter, dated April 25, 1996, to Amend the Loan and Security Agreement with The CIT Group/Equipment
                 Financing, Inc. dated March 10, 1995.
     * 10.62     Commitment letter, dated April 25, 1996, to Amend the Equipment Note Agreement with Norwest Equipment Finance dated May 24, 1994.
     * 10.63     Commitment letter, dated April 26, 1996, to Amend the Equipment Note Agreements with Norwest Equipment Finance dated March 22, 1993, April 14, 1993, October 19, 1993, November 8, 1993 and October 17, 1994 respectively.
     * 10.64     Waiver dated April 26, 1996, related to the Credit and Security Agreement with Norwest Bank, Minnesota N.A.
                 dated June 13, 1994.
     * 10.65     Waiver dated April 26, 1996, related to Real Estate Mortgage Agreement with AmeriBank, dated June 1, 1993.


- - ----------------------------------------------------------------

*  Filed herewith

(1) Incorporated by reference to the specified exhibit to the Form S-18 Registration Statement, dated August 15, 1988, Registration No. 33-23631C.

(2) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended July 31, 1989.

(3) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended October 31, 1989.

(4) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended January 31, 1990.

(5) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended July 31, 1990.



                                       E3



(6) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended April 30, 1991.

(7) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended July 31, 1991.

(8) Incorporated by reference to the specified exhibit to the Registration Statement on Form S-2 dated April 3, 1992, Registration No. 33-46937.

(9) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended April 30, 1992.

(10) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended October 31, 1992.

(11) Incorporated by reference to the specified exhibit to the Form 10-K for the year ended January 31, 1993.

(12) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended April 30, 1993.

(13) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended July 31, 1993.

(14) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended October 31, 1993.

(15) Incorporated by reference to the specified exhibit to the Form 10-K for the year ended January 31, 1994.

(16) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended April 30, 1994.

(17) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended October 31, 1994.

(18) Incorporated by reference to the specified exhibit to the Form 10-K for the year ended January 31, 1995.

(19) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended April 30, 1995.

(20) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended July 31, 1995.

(21) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended October 31, 1995.



                                       E4



Report of Independent Certified Public Accountants on Schedule


Board of Directors
Ultra Pac, Inc.


In connection with our audit of the financial statements of Ultra Pac, Inc. referred to in our report dated April 13, 1996 (except for notes E and H as to which the date is April 26, 1996) which is included in Part II of this Form 10-K, we have also audited Schedule II for the years ended January 31, 1996, 1995 and 1994.

In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



St. Paul, Minnesota
April 26, 1996



                                       E-5



                                 Ultra Pac, Inc.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended January 31, 1996, 1995 and 1994

Col. A                       Col. B            Col. C         Col. D            Col. E         Col. F
- - ---------------------------------------------------------------------------------------------------------
                                                     Additions
                                             ----------------------------
                            Balance at       Charged to      Charged to                      Balance at
                            beginning        costs and     other accounts -   Deductions -     End of
Description                 of period         expenses       Retirement       Describe (1)     Period
- - ---------------------------------------------------------------------------------------------------------


Allowance deducted from asset to which it applies:

   Allowance for doubtful receivables, sales discounts and returns:

       1996                $  245,000       $  123,000       $     --        $   63,000     $  305,000
       1995                $  257,833       $  130,339       $     --        $  143,172     $  245,000
       1994                $  149,556       $  119,082       $     --        $   10,805     $  257,833



(1)  Uncollected receivables written off.



                                       E-6