Form 10-Q
period 1996-04-30
ULTRA PAC INC
filed 1996-06-14
CIK 813134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


_X_ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  April 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock No Par Value                     3,784,015
  ---------------------------          --------------------------
    Class of Common Stock               Shares outstanding as of
                                               May 31, 1996




                                 ULTRA PAC, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1. Financial statements

         Balance Sheets as of April 30,
         1996 and January 31, 1996                     3

         Statements of Operations for the
         three months ended April 30, 1996
         and 1995                                      5

         Statements of Cash Flows for the
         three months ended April 30, 1996
         and 1995                                      6

         Notes to Interim Financial
         Statements                                    7

    Item 2. Management's Discussion and
              Analysis of Financial
              Condition and Results of
              Operations                               8

PART II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on
              Form 8-K                                17




                                 Ultra Pac, Inc.

                                 BALANCE SHEETS
                                     ASSETS

                                             April 30,    January 31,
                                               1996          1996
                                            -----------   -----------
                                            (unaudited)
CURRENT ASSETS
   Cash                                     $   160,048   $   345,906
   Accounts receivable - trade, less
     allowance for doubtful receivables
     of $335,000 at April 30 and $305,000
     at January 31                            5,842,140     4,706,477
   Refundable income and sales taxes            475,784     1,534,500
   Inventories
     Raw materials                            2,091,671     2,089,444
     Work in process                          2,066,762     2,077,652
     Finished goods                           4,962,817     5,432,419
   Deferred income taxes                        264,000       264,000
   Other current assets                         170,817       153,803
                                            -----------   -----------
        Total current assets                 16,034,039    16,604,201

PROPERTY, EQUIPMENT AND IMPROVEMENTS
   Building and improvements                  3,491,268     3,491,268
   Manufacturing equipment                   22,653,867    22,592,367
   Extrusion equipment                       12,352,887    12,270,044
   Other equipment and furnishings            1,868,806     1,868,806
   Leasehold improvements                       945,219       945,219
                                            -----------   -----------
                                             41,312,047    41,167,704
   Less accumulated depreciation             10,900,845     9,837,213
                                            -----------   -----------
                                             30,411,202    31,330,491
   Deposits on manufacturing equipment            2,413          --
   Land                                         737,317       737,317
                                            -----------   -----------
                                             31,150,932    32,067,808
OTHER
   Security deposits and leasehold costs
     less accumulated amortization of
     leasehold costs of $30,417 at April
     30 and $24,333 at January 31               829,233       836,623
   Investments in affiliates                    141,529       143,215
   Deferred income taxes                        850,528       722,000
   Other                                        213,445       207,391
                                            -----------   -----------
                                              2,034,735     1,909,229

                                            $49,219,706   $50,581,238
                                            ===========   ===========





         See accompanying notes to interim financial statements.




                                 Ultra Pac, Inc.

                           BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           April 30,    January 31,
                                             1996          1996
                                          -----------   -----------
                                          (unaudited)
CURRENT LIABILITIES
   Current maturities of long-term
     obligations                          $ 2,650,974   $ 1,900,220
   Accounts payable - principally trade     9,942,455    10,437,204
   Accrued liabilities
     Salaries and commissions                 710,765       843,922
     Interest and other                     1,116,022       737,481
                                          -----------   -----------

        Total current liabilities          14,420,216    13,918,827




LONG-TERM OBLIGATIONS, less current
   maturities                              25,698,751    27,235,076






SHAREHOLDERS' EQUITY
   Common stock - authorized, 5,000,000
     shares of no par value; issued and
     outstanding, 3,766,215 shares          7,631,572     7,631,572
   Additional contributed capital           1,213,000     1,213,000
   Retained earnings                          256,167       582,763
                                          -----------   -----------
                                            9,100,739     9,427,335
                                          -----------   -----------
                                          $49,219,706   $50,581,238
                                          ===========   ===========


See accompanying notes to interim financial statements.




                                 Ultra Pac, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three months ended
                                                     April 30,
                                           ----------------------------
                                               1996            1995
                                           ------------    ------------
Net Sales                                  $ 15,760,404    $ 17,098,464

Cost of products sold                        12,155,317      12,605,899
                                           ------------    ------------

     Gross profit                             3,605,087       4,492,565

Operating expenses
     Marketing and sales                      2,641,186       2,778,963
     Administrative                             741,525         668,008
                                           ------------    ------------
                                              3,382,711       3,446,971

     Operating profit                           222,376       1,045,594

Interest expense and other                      658,972         575,242
                                           ------------    ------------

     Earnings (loss) before income taxes       (436,596)        470,352

Income tax provision (benefit)                 (110,000)        177,000
                                           ------------    ------------

     NET EARNINGS (LOSS)                   $   (326,596)   $    293,352
                                           ============    ============


Earnings (loss) per common share           $       (.09)   $        .08
                                           ============    ============

Weighted average number of shares
   outstanding                                3,766,215       3,766,791
                                           ============    ============



See accompanying notes to interim financial statements.






                                 Ultra Pac, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Three months ended
                                                                       April 30
                                                               --------------------------
                                                                  1996           1995
                                                               -----------    -----------
     Increase (Decrease) in Cash

Cash flows provided by operating activities
    Net earnings (loss)                                        $  (326,596)   $   293,352
    Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
        Depreciation                                             1,063,632        792,914
        Equity in undistributed net loss of affiliate               17,000           --
        Deferred income taxes                                     (128,528)        62,600
        Change in assets and liabilities:
                 Accounts receivable                            (1,135,663)    (1,471,419)
                 Refundable income and sales taxes               1,058,716        231,913
                 Inventories                                       478,265       (875,917)
                 Other current assets                              (17,014)      (206,379)
                 Accounts payable                                 (494,749)     1,768,366
                 Accrued liabilities                               245,384         (8,784)
                 Income taxes payable                                 --         (320,099)
                                                               -----------    -----------

            Net cash provided by operating
            activities                                             760,447        266,547

Cash flows from investment activities
       Capital expenditures                                       (146,756)    (3,524,531)
       Security deposits and other                                   1,336        (76,037)
    Investments in affiliates                                      (15,314)          --
                                                               -----------    -----------

                    Net cash used in investing activities         (160,734)    (3,600,568)

Cash flows from financing activities
       Proceeds from long-term obligations                            --        4,385,184
       Principal payments under long-term obligations             (785,571)      (608,535)
                                                               -----------    -----------

                    Net cash provided by (used in) financing
                      activities                                  (785,571)     3,776,649
                                                               -----------    -----------

                    Net change in cash                            (185,858)       442,628

Cash at beginning of period                                        345,906        145,731
                                                               -----------    -----------

Cash at end of period                                          $   160,048    $   588,359
                                                               ===========    ===========



See accompanying notes to interim financial statements.



                                 Ultra Pac, Inc.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 April 30, 1996
                                   (unaudited)

(1)      Basis of Presentation

         The interim financial statements presented herein are unaudited but, in the opinion of management reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Information as of January 31, 1996 was taken from the Company's Annual Report on Form 10-K for the year ended January 31, 1996. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

(2)      Long Term Obligations

         The Company has a commitment to receive, in June 1996, an additional $2,600,000 from its principal lender pursuant to a new term note. Additionally, the Company has a commitment to modify certain terms of its existing revolving credit facility and term note with its principal lender and certain equipment notes with some of its lenders.

(3)      Stock Options and Warrants

         In April 1996, the Company's Board of Directors granted non-qualified stock options to purchase 75,000 shares of common stock at an exercise price of $2.94 per share. These options were issued under the Company's 1996 Stock Option Plan and expire in March, 2001.

         In May 1996, the Company's Board of Directors granted an incentive stock option to purchase 25,000 shares of common stock to the Company's new Chief Operating Officer. The option has an exercise price of $3.38 per share. This option was issued under the Company's 1991 Stock Option Plan and will expire in May 2001. Additionally, in May 1996, such person was also granted non-qualified stock options to purchase 75,000 shares of common stock at an exercise price of $3.38 per share which will expire in May 2001. The vesting of such options is subject to acceleration based on the Company's annual net earnings. These options were issued under the Company's 1996 Stock Option Plan.

         In June 1996, a non-qualified stock option to purchase 20,000 shares of common stock at an exercise price of $11.50 expired.

         In June 1996, the Company expects to issue warrants to purchase 185,000 shares of common stock exerciseable at the market price existing at time of issuance. The exercise price is subject to reduction under certain circumstances. These warrants are expected to be issued in connection with the financing discussed in (2) above and will have certain registration rights. Pursuant to applicable accounting principles, the Company will be required to recognize additional interest expense, over the term of such notes, equal to the fair value of these warrants at time of issuance. A significant portion of such interest expense will be recognized from date of issuance through May 31, 1997. The fair value of such warrants has yet to be determined.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Background

Ultra Pac, Inc. designs, manufactures, markets and sells plastic containers and packaging to food industry retailers and distributors, including supermarkets, wholesale bakery companies, fruit and vegetable growers, delicatessens, processors and retailers of prepared foods, and foodservice providers. The Company's packaging is primarily made from virgin or recycled polyethylene terephthalate ("PETE") which is extruded into plastic sheet and thermoformed into various shapes.

Because of the markets the Company serves, as well as fluctuations in the cost of its primary raw materials, management believes that future sales and earnings could be impacted by a variety of factors. These include: (1) market demand for PETE raw material and the resulting impact on the Company's raw material costs;
(2) competitive pressures in the marketplace; (3) the impact weather conditions can have on the seasonal production of fresh produce and the resulting demand for plastic packaging; and, (4) fixed overhead and borrowing costs.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Statements of Operations of the Company expressed as a percentage of net sales.

                                                         Three Months Ended
                                                             April 30
                                                        ------------------
                                                         1996         1995
                                                        -----        -----
     Net sales                                          100.0%       100.0%
     Cost of products sold                               77.1         73.7
                                                        -----        -----
        Gross profit                                     22.9         26.3

     Marketing and sales expense                         16.8         16.3
     Administrative expense                               4.7          3.9
                                                        -----        -----
                                                         21.5         20.2
                                                        -----        -----
         Operating profit                                 1.4          6.1
     Interest expense and other                           4.2          3.4
                                                        -----        -----
         Earnings (loss) before income taxes             (2.8)         2.7

     Income tax provision (benefit)                      ( .7)         1.0
                                                        -----        -----

     NET EARNINGS (LOSS)                                 (2.1)%        1.7%
                                                        =====        =====


Net Sales:

Net sales decreased 7.8% from $17,098,464 to $15,760,404 for the three months ended April 30, 1996, as compared to the three months ended April 30, 1995. The decrease in net sales was primarily due to a decline of approximately 20% in sales of the Company's line of bakery containers. This decline in bakery sales has occurred primarily because of the increasingly competitive nature of the marketplace that has been caused in part by aggressive pricing practices by competitors. The Company believes this is particularly the case with competitors who use lower-cost, non-PETE resins such as oriented polystyrene. This cost disparity increased significantly during fiscal 1996. The decrease in bakery sales was offset in part by an increase in sales of the Company's line of deli products and a line of food service products such as plastic snack and dinner boxes. While sales of the Company's line of produce containers and line of Ultra Lite Bakeables during the three months ended April 30, 1996 were flat as compared to the same period last year, the Company does expect growth in these products for the balance of fiscal 1997 as compared to fiscal 1996.

Management has initiated an effort to identify and analyze long term market trends, competitive strategies, and other factors that influence market conditions or result in competitive pressures. Management believes that this activity will assist the Company in developing market, product and price strategies, as well as improve its production planning process.

Gross Profit:

Gross profit margins decreased from 26.3% to 22.9% for the three months ended April 30, 1996 as compared to the three months ended April 30, 1995. The decrease in gross profit margins is primarily attributed to a higher level of fixed overhead costs in relationship to production output as compared to the same period last year. In fiscal 1996, primarily after April 30, 1995, the Company significantly increased its overhead cost structure by purchasing over $7,000,000 of capital equipment. The Company acquired this additional thermoforming and extrusion equipment, molds and leased facilities to increase manufacturing capacity based on anticipated significant sales growth in fiscal 1996 and beyond. The Company did not achieve such anticipated sales growth in fiscal 1996 and does not anticipate achieving that expected sales growth in fiscal 1997.

The Company has taken a number of actions intended to improve gross profit margins on a long term basis. With the installation of its fifth and sixth extrusion lines in fiscal 1996, the Company expects to be able to supply all its PETE sheet needs for fiscal 1997. In fact, at various times during the year, the Company anticipates it will be extruding PETE sheet at less than its full production capacity. The cost of plastic sheet which is extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources. The Company will continue to purchase polystyrene sheet from outside suppliers as it has in the past.

Also, the Company negotiated, late in fiscal 1996, a three-year supply agreement for a major portion of its virgin PETE resin needs. Minimum resin quantities are required to be purchased at a fixed price (adjusted annually) that is favorable to the Company under current market conditions. While the Company believes that such supply agreement will have a positive impact on the Company's gross profit margins for the balance of fiscal 1997, the favorable pricing may not offset resin price increases that the Company experienced during fiscal 1996. Further, in the event the market price of virgin PETE resin declines between annual price adjustments, the advantage derived from this pricing agreement may diminish and may even require the Company to pay a higher price for PETE resin than the market price existing at that time.

Additionally, the Company reduced its workforce significantly from approximately 620 in June 1995 to approximately 350 in May 1996. Combined with its efforts to improve efficiencies and reduce costs in its thermoforming and extrusion operations, the Company believes it will require a smaller workforce in fiscal 1997 while maintaining production levels comparable to fiscal 1996. As a result, the Company expects its labor costs will decline during fiscal 1997, as compared to fiscal 1996.

Operating Expenses:

Marketing and sales expense was $2,641,186, or 16.8% of net sales in the three months ended April 30, 1996 as compared to $2,778,963, or 16.3% of net sales in the three months ended April 30, 1995. The decrease in marketing and sales expense was primarily due to lower sales levels resulting in a reduction in freight and commission expense. The increase in marketing and sales expense as a percentage of net sales is primarily attributable to the decline in sales without a corresponding percentage decline in certain other marketing and sales expenses, excluding freight and commission costs.

Administrative expenses were $741,525, or 4.7% of net sales in the three months ended April 30, 1996 compared to $668,008, or 3.9% of net sales in the three months ended April 30, 1995. The increase in administrative expenses was primarily due to increased legal costs associated with certain litigation matters arising in the normal conduct of the Company's business. The Company believes that ultimate resolution of such litigation will not have a material adverse impact on the Company's financial condition.

Interest Expense and Other:

Interest expense and other as a percentage of net sales increased from 3.4% to 4.2% for the three months ended April 30, 1996 as compared to the three months ended April 30, 1995. The increase was principally due to higher debt levels. The increase in debt levels was primarily a result of the financing of additional property, equipment and improvements which occurred primarily during the second and third quarters of fiscal 1996 and to finance the losses incurred primarily in the third and fourth quarters of fiscal 1996.

Income Taxes:

The Company recognized an income tax benefit of $110,000 for operating losses incurred during the three months ended April 30, 1996. As of April 30, 1996, the Company has approximately $1,115,000 of net deferred tax assets primarily resulting from net operating loss and other tax credit carryforwards of approximately $4,000,000. Realization of these tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Net Earnings:

As a result of the factors discussed above, the Company incurred a net loss of $326,596 for the three months ended April 30, 1996 as compared to net income of $293,352 for the three months ended April 30, 1995.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

Because the Company's business is highly capital intensive, it has traditionally relied heavily on bank and other debt financing to fund its capital requirements. As of April 30, 1996, the Company had borrowed $8,580,156 under its $9,500,000 revolving credit facility, leaving $919,844 available. See discussion below regarding the commitments for an additional $2,600,000 of new term note financing and modifications of other obligations.

As of, or subsequent to, January 31, 1996, the Company was in default on virtually all of its long-term obligations due to financial covenant violations and failure to make certain required payments, including repayment of excess borrowings under its revolving credit facility. In April 1996, the Company received waivers for the existing defaults from such lenders and commitments to amend certain financial covenants. The Company believes it will be able to comply with such amended covenants at least through the current fiscal year.

In April 1996, the Company received a commitment from its principal lender for an additional $2,600,000 pursuant to a new term note. Such borrowing is expected to be completed in June 1996. The Company intends to use the proceeds to pay down its existing revolving credit facility, including the excess borrowings under such facility. The term note will bear interest at 3% over the bank's base rate with monthly installments of $75,000 plus interest, with the remaining balance of $1,625,000 due May 31, 1997. Additionally, the terms of such facility and the existing term note with its principal lender will be modified to (i) increase the interest rate differentials on both the facility and existing term note by 1% and .875%, respectively and (ii) reduce the Company's borrowing base under the facility by $1,000,000.

In addition to the commitments from its principal lender, the Company has received commitments from certain of the Company's equipment lenders to amend their equipment notes to defer approximately $2,250,000 in principal payments due during fiscal 1997. Pursuant to the amendments, the deferred principal payments will be due with the last payment of each respective equipment note. Additionally, pursuant to such amendments, the Company may be required, subject to certain restrictions, to repay a portion of the deferred principal over the next two fiscal years to the extent there is availability under the Company's revolving credit facility.

In connection with all of the above, the Company has agreed to issue warrants to the lenders to purchase 185,000 shares of the Company's common stock. Such warrants will be exerciseable at the market price existing at time of issuance.

The Company believes, subject to the changes discussed above, that its existing revolving credit facility will be adequate to support its operations through the term of such facility. However, the Company will be required to renew or refinance up to $13,500,000 related to its existing revolving credit facility ($9,500,000) and existing term note ($4,000,000) prior to their expiration in May 1997. This is in addition to the $1,625,000 due on May 31, 1997 pursuant to the new term note as discussed above. Because of the Company's operating losses in fiscal 1996 and the first quarter of fiscal 1997, and its high debt levels, such debt renewal or refinancing may be more difficult to secure than in the past, may be more costly than its current credit facility, and may require covenants or restrictions more difficult to comply with than those previously or currently imposed. Additionally, renewal or refinancing will be dependent upon the Company meeting its cash flow forecasts and managing its financial performance, among other things. No assurance can be given that the Company will be able to renew or refinance its existing credit facility or that it will be able to do so on acceptable terms.

The Company may also explore equity financing but has not entered into any agreement or negotiations related thereto.

Working capital decreased from $2,685,374 on January 31, 1996 to $1,613,823 on April 30, 1996. This decrease is primarily due to a decrease in refundable income and sale taxes. Accounts receivable increased from $4,706,477 on January 31, 1996 to $5,842,140 on April 30, 1996. This increase is primarily due to the increase in net sales. Inventories decreased from $9,599,515 on January 31, 1996 to $9,121,250 on April 30, 1996. This decrease was principally due to a decrease in the levels of finished goods.

For the three months ended April 30, 1996, $760,447 of cash was provided by operating activities. This reflects a decrease in refundable income and sales taxes and inventories and other funds generated through operations offset in part by an increase in accounts receivable and a decrease in accounts payable.

As of April 30, 1996, the Company had minimal outstanding capital commitments and was reviewing only minimal capital expenditures related to improving manufacturing efficiencies and reducing costs, as well as expenditures on molds for new products. Because the Company believes that its current level of production equipment and facilities are sufficient to meet its anticipated fiscal 1997 requirements, its capital expenditures for fiscal 1997 will be substantially less than the $9,600,000 expended in fiscal 1996. The fiscal 1997 expenditures will be financed from funds available through the Company's credit facility and funds generated from operations.

The Company intends to dispose of certain assets which have not met its operational objectives. These include tooling related to its line of floral packaging as well as machinery and equipment used in its PETE flake recycling plant which was closed in August 1995.

Seasonality of Sales and Earnings

During the past three years, the Company's product mix has become increasingly seasonal. From late in the fourth quarter through almost all of the second quarter, a higher percentage of the Company's production capacity was dedicated to long production runs of berry containers for the produce-grower's market. In the third quarter, the Company gradually re-directed the greatest share of its production capacity toward bakery and deli containers. Historically, the average gross profit margin for all bakery and deli containers sold during this period was lower than the gross profit margins on the Company's berry containers. However, beginning in fiscal 1996, with increasing competition among producers of berry containers and the resulting competitive pressure on pricing, gross profit margins for berry containers no longer exceeded the average gross profit margin for bakery and deli containers.

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

         (a)   List of Exhibits: None
               27.0 Financial Data Schedule

         (b)   Reports on Form 8-K:  None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  June 13, 1996               ULTRA PAC, INC.
                                    ---------------
                                    (Registrant)


                                    Calvin Krupa
                                    ---------------
                                    Calvin Krupa, President and
                                      Chief Executive Officer



                                    Bradley Yopp
                                    ---------------
                                    Bradley Yopp, Chief Financial
                                      Officer