Form 10-Q
period 1996-07-31
ULTRA PAC INC
filed 1996-09-16
CIK 813134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   X    Quarterly Report pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

For the Quarterly Period Ended:  July 31, 1996

        Transition Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

For the Transition Period From _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock No Par Value                     3,784,015
    Class of Common Stock               Shares outstanding as of
                                             August 31, 1996


                                 ULTRA PAC, INC.

                                      INDEX

     PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

              Balance Sheets as of July 31,
              1996 and January 31, 1996                     3

              Statements of Operations for the
              three and six months ended July 31, 1996
              and 1995                                      5

              Statements of Cash Flows for the
              six months ended July 31, 1996
              and 1995                                      6

              Notes to Interim Financial
              Statements                                    7

         Item 2. Management's Discussion and
                   Analysis of Financial
                   Condition and Results of
                   Operations                               11

     PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote
                     of Security Holders                    19



        Item 6. Exhibits and Reports on

                   Form 8-K                                19




                                 Ultra Pac, Inc.
                                 BALANCE SHEETS
                                     ASSETS

                                                               July 31,      January 31,
                                                                 1996            1996
                                                             -----------     -----------
                                                             (unaudited)
CURRENT ASSETS
    Cash                                                     $    92,363     $   345,906
    Accounts receivable - trade, less
      allowances for doubtful receivables,
      sales discounts and returns of
      $388,606 at July 31 and $305,000
      at January 31                                            4,521,657       4,706,477
    Refundable income and sales taxes                             20,702       1,534,500
    Inventories
      Raw materials                                            2,309,518       2,089,444
      Work in process                                          1,414,291       2,077,652
      Finished goods                                           4,320,526       5,432,419
    Deferred income taxes                                        469,000         264,000
    Other current assets                                         468,996         153,803
                                                             -----------     -----------
         Total current assets                                 13,617,053      16,604,201

 PROPERTY, EQUIPMENT AND IMPROVEMENTS
    Building and improvements                                  3,491,268       3,491,268
    Manufacturing equipment                                   21,811,410      22,592,367
    Extrusion equipment                                       12,355,550      12,270,044
    Other equipment and furnishings                              972,896       1,868,806
    Leasehold improvements                                       945,219         945,219
                                                             -----------     -----------
                                                              39,576,343      41,167,704
    Less accumulated depreciation and
       amortization                                           10,929,851       9,837,213
                                                             -----------     -----------
                                                              28,646,492      31,330,491
    Deposits on manufacturing equipment                           11,629            --
    Land                                                         737,317         737,317
                                                             -----------     -----------
                                                              29,395,438      32,067,808
 OTHER
    Security deposits and leasehold costs
      less accumulated amortization of
      leasehold costs of $36,500 at July
      31 and $24,333 at January 31                               825,332         836,623
    Investments in affiliates                                    266,961         143,215
    Deferred income taxes                                        280,000         722,000
    Other                                                        268,944         207,391
                                                             -----------     -----------
                                                               1,641,237       1,909,229
                                                             -----------     -----------
                                                             $44,653,728     $50,581,238
                                                             ===========     ===========
 See accompanying notes to interim financial statements





                                 Ultra Pac, Inc.
                           BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             July 31,      January 31,
                                               1996            1996
                                            -----------     -----------
                                            (unaudited)
CURRENT LIABILITIES
   Current maturities of long-term
     obligations                            $14,698,536     $ 1,900,220
   Accounts payable - principally trade       6,881,322      10,437,204
   Accrued liabilities
     Salaries and commissions                   872,780         843,922
     Interest and other                         625,783         737,481
   Income taxes payable                          21,595            --
                                            -----------     -----------

        Total current liabilities            23,100,016      13,918,827




 LONG-TERM OBLIGATIONS, less current
   maturities                                11,526,216      27,235,076





 SHAREHOLDERS' EQUITY
   Common stock - authorized, 5,000,000
     shares of no par value; issued and
     outstanding, 3,784,015 at July 31,
     and 3,766,215 shares at January 31       7,685,897       7,631,572
   Additional contributed capital             1,360,334       1,213,000
   Retained earnings                            981,265         582,763
                                            -----------     -----------
                                             10,027,496       9,427,335
                                            -----------     -----------

                                            $44,653,728     $50,581,238
                                            ===========     ===========


     See accompanying notes to interim financial statements.




                                 Ultra Pac, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        Three months ended July 31,     Six months ended July 31,
                                        ---------------------------     -------------------------
                                            1996            1995            1996           1995
                                            ----            ----            ----           ----

        Net Sales                        $18,970,423    $20,039,514    $34,730,827    $37,137,978

        Cost of products sold             12,979,864     15,477,757     25,135,181     28,083,656
                                          ----------     ----------     ----------     ----------

            Gross profit                   5,990,559      4,561,757      9,595,646      9,054,322

        Operating expenses

            Marketing and sales expense    2,955,106      3,200,620      5,596,292      5,979,583
            Administrative expense           784,027        704,248      1,525,552      1,372,256
                                          ----------     ----------     ----------     ----------
                                           3,739,133      3,904,868      7,121,844      7,351,839
                                          ----------     ----------     ----------     ----------

            Operating profit               2,251,426        656,889      2,473,802      1,702,483

        Other income (expense)
            Interest expense                (648,137)      (632,719)    (1,274,720)    (1,182,005)
            Write down of recycling
                equipment                   (459,638)            -        (459,638)            -
            Equity in net loss of
               affiliates                    (10,000)            -         (27,000)            -
            Other                             (5,554)        23,520        (20,943)        (2,436)
                                          ----------      ---------      ---------      ---------
                                          (1,123,329)      (609,199)    (1,782,301)    (1,184,441)
                                          ----------      ---------      ---------      ---------



            Earnings before income taxes   1,128,097         47,690        691,501        518,042

        Income taxes                         403,000         18,000        293,000        195,000
                                          ----------     ----------     ----------     ----------

                   NET EARNINGS           $  725,097     $   29,690     $  398,501     $  323,042
                                          ==========     ==========     ==========     ==========

        Earnings per common and common
           equivalent share               $      .19     $      .01     $      .11     $      .09
                                          ==========     ==========     ==========     ==========

        Weighted average number of
           shares outstanding              3,797,643      3,767,078      3,779,094      3,766,882
                                          ==========     ==========     ==========     ==========




See accompanying notes to interim financial statements.



                                 Ultra Pac, Inc.
                            STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                                        Six months ended
                                                                            July 31
                                                                 ----------------------------
Increase (Decrease) in Cash                                         1996             1995
                                                                 -----------      -----------
Cash flows provided by operating activities
    Net earnings                                                 $   398,501      $   323,042
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Depreciation                                               2,079,215        1,636,777
        Amortization of warrants                                      19,734             --
        Issuance of employee stock grants                             54,325             --
        Write down of recycling equipment                            459,638

        Equity in undistributed net loss of
          affiliates                                                  27,000             --
        Gain on sale of equipment, net                               (31,540)          (8,297)
        Deferred Income Taxes                                        237,000          105,600
        Change in assets and liabilities:
                 Accounts receivable                                  34,074         (262,639)
                 Refundable income and sales taxes                 1,513,798         (114,392)
                 Inventories                                       1,555,180         (324,407)
                 Other current assets                                (60,192)        (202,807)
                 Accounts payable                                 (3,555,879)         539,372
                 Accrued liabilities                                 (82,840)         (46,509)
                 Income taxes payable                                 21,595         (322,054)
                                                                 -----------      -----------
                    Net cash provided by operating
                    activities                                     2,669,609        1,323,686

Cash flows from investment activities
       Capital expenditures                                         (199,945)      (7,514,570)
       Proceeds from sale of assets                                  110,000           87,500
       Security deposits and other                                   (50,263)        (139,392)
                                                                 -----------      -----------
                    Net cash used in investing activities           (140,208)      (7,566,462)

Cash flows from financing activities
       Proceeds from long-term obligations                         2,600,000        7,609,490
       Principal payments under long-term obligations             (5,382,944)      (1,376,260)
                                                                 -----------      -----------
                    Net cash provided by (used in) financing
                      activities                                  (2,782,944)       6,233,230
                                                                 -----------      -----------

                    Net change in cash                              (253,543)          (9,546)

Cash at beginning of period                                          345,906          145,731
                                                                 -----------      -----------

Cash at end of period                                            $    92,363      $   136,185
                                                                 ===========      ===========


See accompanying notes to interim financial statements.


                                 Ultra Pac, Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  July 31, 1996
                                   (unaudited)

(1)  Basis of Presentation

         The interim financial statements presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Information as of January 31, 1996 was taken from the Company's Annual Report to Shareholders on Form 10-K for the year ended January 31, 1996. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders on Form 10-K for the year ended January 31, 1996.

(2)  Write Down of Recycling Equipment

         Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of", the Company wrote down its recycling equipment by $459,638 to its estimated net realizable value. This writedown was recorded after it became apparent that a planned joint venture to utilize such assets would not happen. This writedown was based on the estimated fair value as determined by management and is included in other income(expense) in the Statement of Operations for the three and six months ended July 31, 1996.

(3)  Long Term Obligations

         The Company received, in June 1996, an additional $2,600,000 from its principal lender pursuant to a new term note due May 31, 1997. Additionally, the Company modified certain terms of its existing revolving credit facility and term note with its principal lender and certain equipment notes with other of its lenders.

         Prior to May 31, 1997, the Company will be required to refinance or renew its existing $9,500,000 revolving credit facility and $7,400,000 of existing term notes and a mortgage. Management believes that the above will be refinanced or renewed on similar terms. However, if the Company is unable to secure a timely replacement, renewal or satisfactory extension of the maturity dates of these facilities, or raise sufficient additional equity, there could be a material adverse effect on the Company's financial condition and business.

(4) Shareholders' Equity

         In April 1996, the Company's Board of Directors granted non-qualified stock options to purchase 76,000 shares of common stock to employees at an exercise price of $2.94 per share. These options, which vest immediately, were issued under the Company's 1996 Stock Option Plan and expire in March 2001.

         In May 1996, the Company's Board of Directors granted incentive stock options to purchase 25,000 shares of common stock to the Company's new Chief Operating Officer (COO) at an exercise price of $3.38 per share. These options, which vest immediately, were issued under the Company's 1991 Stock Option Plan and will expire in May 2001. Additionally, in May 1996, the COO was also granted non-qualified stock options to purchase 75,000 shares of common stock at an exercise price of $3.38 per share which will expire in May 2001. The vesting of such options is subject to acceleration based on the Company's annual net earnings. These options were issued under the Company's 1996 Stock Option Plan. The COO was also issued compensation in the form of 5,000 shares of the Company's common stock.

         In June 1996, non-qualified stock options to purchase 20,000 shares of common stock expired. Additionally, options to purchase 19,000 shares of common stock under the Company's 1991 Stock Option Plan have expired.

         In June 1996, the Company issued warrants to purchase 185,000 shares of common stock to certain of its lenders at an exercise price of $3.00 per share which will expire in June 2006. The exercise price is subject to reduction under certain circumstances. These warrants were issued in connection with the financing discussed in (3) above and have certain registration rights. Pursuant to applicable accounting principles, the Company will record $147,334 as additional interest expense over the term of such notes, equal to the estimated fair value of these warrants at time of issuance. A significant portion of such interest expense will be recognized from the date of issuance through May 31, 1997. A total of $19,734 of this additional interest expense was recognized during the second quarter ended July 31, 1996.

         In August 1996, the Company amended its Articles of Incorporation to increase the number of authorized shares of Capital Stock from 5,000,000 to 10,000,000 shares, as approved by the Company's shareholders at the July 17, 1996, Annual Shareholders meeting.

(5)      Income Taxes

         As of July 31, 1996 the Company has recorded net deferred tax assets of $749,000 primarily resulting from the benefit of net operating loss carry forwards, which expire in varying amounts between the years ending January 31, 2008 and 2012. Gross deferred tax assets of $4,000,000 are offset by deferred tax liabilities of $3,251,000 resulting principally from accelerated depreciation.

         The Company is not required to record valuation allowances for deferred tax assets where management believes it is more likely than not that the tax benefit will be realized. Valuation allowances were not established against deferred tax assets as they are offset by existing taxable temporary differences, principally depreciation, reversing within the carryforward period and taxable income of approximately $3,000,000 expected in future years. The Company believes the loss experienced in fiscal 1996 was caused by several factors, including its cost of raw materials and fixed overhead cost structure, which are not expected to have a similar negative impact in future years. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.


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

Management believes that future sales and earnings could be affected by variations in markets served, fluctuations in the cost of its primary raw materials and a variety of other factors. These include: (1) market demand for PETE raw material and the resulting impact on the Company's raw material costs;
(2) competitive pressures in the marketplace for the Company's products; (3) the impact of weather conditions on the seasonal production of fresh produce and the resulting demand for plastic packaging; and, (4) fixed overhead and borrowing costs.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Statements of Operations of the Company expressed as a percentage of net sales.



                                                Three Months Ended                 Six Months Ended
                                                    July 31,                           July 31,
                                                    --------                           --------
                                                 1996         1995                  1996        1995
                                                 ----         ----                  ----        ----
Net sales                                       100.0%       100.0%                100.0%      100.0%
Cost of products sold                            68.5         77.2                  72.4        75.6
                                                 ----         ----                  ----        ----
   Gross profit                                  31.5         22.8                  27.6        24.4
Operating expenses
   Marketing and sales                           15.6         16.0                  16.1        16.1
   Administrative                                 4.1          3.5                   4.4         3.7
                                                 ----         ----                  ----        ----
                                                 19.7         19.5                  20.5        19.8
                                                 ----         ----                  ----        ----
   Operating profit                              11.8          3.3                   7.1         4.6
Interest expense and other
   Interest expense and other                     3.5          3.0                   3.8         3.2
   Write down of recycling
      equipment                                   2.4            -                   1.3           -
                                                 ----         ----                  ----        ----
                                                  5.9          3.0                   5.1         3.2
                                                 ----         ----                  ----        ----
    Earnings before income taxes                  5.9          0.3                   2.0         1.4
Income taxes                                      2.1          0.1                    .9         0.5
                                                 ----         ----                  ----        ----
   NET EARNINGS                                   3.8%         0.2%                  1.1%        0.9%
                                                 ====         ====                  ====        ====


Net Sales:

Net sales decreased 5.3% from $20,039,514 to $18,970,423 for the three months ended July 31, 1996, as compared to the three months ended July 31, 1995, and 6.5% from $37,137,978 to $34,730,827 for the six months ended July 31, 1996, as compared to the six months ended July 31, 1995.

The decrease in sales during both periods is in part a result of the Company focusing on margin improvement rather than on growing sales. The Company also believes that the market for bakery and produce containers has become increasingly competitive, however the Company has and is currently taking a strategy of not pursuing sales purely based on competitive pricing. The Company believes the pricing pressures come primarily from competitors who use lower-cost, non-PETE resins such as oriented polystyrene.

The decrease in sales was offset in part by an increase in sales of the Company's line of deli, Ultra Lite Bakeable products and its line of food service products. The Company anticipates sales to decline in the second half of fiscal 1997 as compared to the first half of fiscal 1997 and as compared to the second half of fiscal 1996. This anticipated decline reflects the Company's strategy as discussed above.

Management continues its efforts to identify and analyze long term market trends, competitive strategies, and other factors that influence market conditions or result in competitive pressures. Management believes that this activity will assist the Company in developing future markets, product and price strategies, as well as improve its production planning process. In connection with its efforts in this area, the Company has recently hired a Director of Sales and Marketing.

Gross Profit:

Gross profit margins improved from 22.8% to 31.5% for the three months ended July 31, 1996, as compared to the three months ended July 31, 1995, and from 24.4% to 27.6% for the six months ended July 31, 1996, as compared to the six months July 31, 1995. The improvement in gross profit margins can be attributed to lower prices of PETE resin and of other raw materials, to the Company's ability to supply all PETE sheet needs from in-house extrusion facilities and to a decline in production labor costs coupled with improved manufacturing efficiencies.

As previously discussed in the Company's Form 10-K and first quarter Form 10-Q, the Company negotiated, late in fiscal 1996, a three-year supply agreement for a major portion of its virgin PETE resin needs. Minimum resin quantities are required to be purchased at a fixed price (adjusted annually). As recently announced, this agreement, by practice between the Company and its suppliers, has been informally amended to allow pricing to float with market conditions subject to limits on the amount by which prices may change. The Company believes the price it pays continues to be favorable under current market conditions. Prices for PETE resins declined dramatically during the second quarter due in part to increased capacity of refiners and the lower cost of paraxylene, a major component of PETE resins. The Company anticipates, to a lesser extent, that there will be additional PETE resin price declines during the balance of fiscal 1997. The declines in resin prices in fiscal 1997 have more than offset the increases in resin prices in fiscal 1996.

With the installation of its fifth and sixth extrusion lines in fiscal 1996, the Company expects to be able to supply all its PETE sheet needs for fiscal 1997. In fact, at various times, the Company extrudes PETE sheet at less than its full production capacity. The cost of plastic sheet extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources.

Additionally, the Company has significantly reduced its workforce from approximately 434 in August 1995 to less than 300 in August 1996. The Company has also improved productivity and reduced costs in thermoforming and extrusion operations. Due to these factors, the Company believes it will require a smaller workforce in fiscal 1997. As a result, the Company expects its labor costs will decline during fiscal 1997, as compared to fiscal 1996.

With the anticipated decline in sales for the second half of fiscal 1997, the Company expects its gross margin percentage to decline from its current level due to fixed overhead costs, which are anticipated to decline at a slower rate than sales. However, the factors discussed above are expected to continue to have a positive impact on gross margins for the balance of fiscal 1997.

Operating Expenses:

Marketing and sales expense decreased from $3,200,620 or 16.0% of net sales, to $2,955,106 or 15.6% of net sales during the three months ended July 31, 1996, as compared to the three months ended July 31, 1995, and decreased from $5,979,583 or 16.1% of net sales to $5,596,292 or 16.1% of net sales for the six months ended July 31, 1996, as compared to the six months ended July 31, 1995. The decrease in marketing and sales expense was primarily due to lower sales levels resulting in a reduction in freight and commission expense. Additionally, the reduction in commission expense was due to a reduction in the commission rate paid which also accounted for most of the decline of sales and marketing expenses as a percent of net sales.

Administrative expenses increased from $704,248 or 3.5% of net sales to $784,027 or 4.1% of net sales during the three months ended July 31, 1996, as compared to the three months ended July 31, 1995, and increased from $1,372,256 or 3.7% of net sales to $1,525,552 or 4.4% of net sales for the six months ended July 31, 1996, as compared to the six months ended July 31, 1995. The increase in administrative expenses was primarily due to increased legal costs associated with certain litigation matters arising in the normal conduct of the Company's business. The Company believes that ultimate resolution of such litigation will not have a material adverse impact on the Company's financial condition. In addition, expenses increased because the Company added two key individuals to its management team. In May, the Company hired Michael J. Laub as its Chief Operating Officer and in July 1996, the Company further strengthened its team by hiring Gregory Nelson as its Director of Management Information Systems.

Interest Expense and Other:

Interest expense increased from $632,719 or 3.2% of net sales to $648,137 or 3.4% of net sales for the three months ended July 31, 1996, as compared to the three months ended July 31, 1995 and increased from $1,182,005 or 3.2% of net sales to $1,274,720 or 3.7% of net sales for the six months ended July 31, 1996, as compared to the six months ended July 31,1995. The increase was principally due to higher debt levels. The increase in debt was primarily the result of financing additional property, equipment and improvements acquired during the second and third quarters of fiscal 1996 and the losses incurred during the third and fourth quarters of fiscal 1996.

During the three and six months ended July 1996, approximately $460,000 of other expenses resulted from the writedown, to the estimated net realizable value, of the Company's recycling equipment. While the Company has not operated this equipment since August 1995, it was planning to use the equipment in connection with a joint venture. The joint venture discussions were terminated during the quarter ended July 31, 1996. Since then the Company has been actively searching for a buyer of this equipment, but currently has no ongoing substantive discussions with any potential purchasers.

Income Taxes:

As of July 31, 1996, the Company has $749,000 of net deferred tax assets. See Footnote (5) of the "Notes to Interim Financial Statements" as of July 31, 1996, for information regarding asset realizability.

Net Earnings:

As a result of the factors discussed above, net earnings for the three months ended July 31, 1996 were $725,097 or 3.8% of net sales as compared to $29,690 or 0.2% of net sales for the three months ended July 31, 1995 and $398,501 or 1.1% of net sales for the six months ended July 31, 1996 as compared to $323,042 or 0.9% of net sales for the six months ended July 31, 1995.

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

Because the Company's business is highly capital intensive, it has traditionally relied heavily on bank and other debt financing to fund its capital requirements. As of July 31, 1996, the Company had borrowed $4,938,375 under its $9,500,000 revolving credit facility, leaving $4,561,625 available. However, under the Company's borrowing base, only $1,657,314 of the $4,561,625 was available for the Company to borrow.

As of, or subsequent to, January 31, 1996, the Company was in default on virtually all of its long-term obligations due to financial covenant violations and failure to make certain required payments, including repayment of excess borrowings under its revolving credit facility. In April 1996, the Company received waivers for the existing defaults from such lenders and commitments to amend certain financial covenants. The covenants were amended in June 1996 and the Company believes it will be able to comply with such amended covenants at least through the current fiscal year.

In June 1996, the Company received from its principal lender an additional $2,600,000 pursuant to a new term note. The proceeds were used to pay down its existing revolving credit facility, including excess borrowings under such facility. The term note bears interest at 3% over the bank's base rate with monthly installments of $75,000 plus interest with the remaining balance of $1,625,000 due May 31, 1997. Additionally, the terms of such facility and the existing term note with its principal lender were modified to (i) increase the interest rate differentials on both the facility and existing term note by 1% and .875%, respectively and (ii) reduce the Company's borrowing base under the facility by $1,000,000.

In addition to the new agreements with its principal lender, the Company and certain of the Company's equipment lenders amended their equipment notes to defer approximately $2,250,000 in principal payments due during fiscal 1997. Pursuant to the amendments, the deferred principal payments will be due with the last payment of each respective equipment note. Additionally, the Company may be required, subject to certain restrictions, to repay a portion of the deferred principal over the next two fiscal years to the extent there is availability under the Company's revolving credit facility as determined on January 31, 1997 and 1998.

In connection with the above, the Company issued warrants to certain lenders to purchase 185,000 shares of the Company's common stock. Such warrants are exerciseable at $3.00 per share, representing the market price existing at time of issuance, and will expire June 2006. The issuance of these warrants resulted in $147,334 of additional interest to be recognized over the term of the respective credit facilities and notes.

The Company believes its existing revolving credit facility is adequate to support its operations through the term of such facility. However, the Company will be required to renew or refinance up to $13,500,000 related to its existing revolving credit facility ($9,500,000) and existing term note ($4,000,000) prior to their expiration in May 1997. This is in addition to $1,625,000 due on May 31, 1997 pursuant to the new term note, discussed above and $905,000 due under a real estate mortgage. Because of the Company's operating losses in fiscal 1996 and the first quarter of fiscal 1997, and its high debt levels, such debt renewal or refinancing may be more difficult to secure than in the past, may be more costly than its current credit facility, and may require covenants or restrictions more difficult to comply with than those previously or currently imposed. Additionally, renewal or refinancing will be dependent upon the Company meeting its cash flow projections and managing its financial performance, among other things. No assurance can be given that the Company will be able to renew or refinance its existing credit facility or term notes or that it will be able to do so on acceptable terms. The Company may also explore equity financing but has not entered into any agreement or negotiations related thereto.

If the Company is unable to secure a timely replacement, renewal or satisfactory extension of the maturity dates of these facilities, or raise sufficient additional equity, there could be a material adverse effect on the Company's financial condition and business.

Working capital decreased from $2,685,374 on January 31, 1996 to a shortfall of $9,482,963 on July 31, 1996. This decrease is primarily due to an increase in current maturities of long term debt as discussed above. Contributing to the decrease in working capital were decreases in inventories and refundable income and sales taxes, as well as an increase in income taxes payable. Offsetting the decrease was a decrease in accounts payable. Accounts receivable declined from $4,706,477 on January 31, 1996 to $4,521,657 on July 31, 1996. This decrease is primarily due to the reduction in net sales. Inventories decreased from $9,599,515 on January 31, 1996 to $8,044,335 on July 31, 1996. This decrease was principally due to a decrease in the levels of work in process and finished goods.

For the six months ended July 31, 1996, $2,669,609 of cash was provided by operating activities. This reflects a decrease in refundable income and sales taxes, and inventories, and other funds generated through operations, offset in part by a decrease in accounts payable.

As of July 31, 1996, the Company had minimal outstanding capital commitments and was reviewing only minimal capital expenditures related to improving manufacturing efficiencies, as well as expenditures on molds for new products. The Company anticipates that capital expenditures for fiscal 1997 will be substantially less than the $9,600,000 expended in fiscal 1996 because it believes that the current level of production equipment and facilities is sufficient to meet anticipated fiscal 1997 requirements. The fiscal 1997 expenditures will be financed from funds available through the Company's credit facility and funds generated from operations.

Seasonality of Sales and Earnings

With the introduction of its line of produce containers during 1992, the Company has progressively received a greater portion of its sales during the first half of its fiscal year. With its current fixed overhead cost structure, the Company's gross margin and earnings have been lower during the second half of its fiscal year due to lower sales levels during that period. The Company expects this trend to continue for the foreseeable future.



                                     PART II

                                OTHER INFORMATION

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1995 annual shareholders meeting of Ultra Pac, Inc. was held on July 17, 1996. The issues and the respective vote totals were as follows:

         1. The proposal to set the number of directors at five was approved with 3,446,736 shares voted in favor, 34,366 shares voted against, and 15,036 shares abstaining.

         2. The slate of five directors was elected with each candidate receiving the number of votes indicated next to his name:

                                                     Withhold
                                         For         Authority
                                         ---         ---------
                  Calvin S. Krupa     3,425,730       70,048
                  James A. Thole      3,374,080      122,058
                  John F. DeBoer      3,434,016       62,122
                  Thomas F. Rains     3,426,230       69,908
                  Frank I. Harvey     3,373,966      122,172

         3. The proposal to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Capital Stock from 5,000,000 to 10,000,000 shares was approved with 3,228,190 shares voted in favor, 219,816 shares voted against, and 21,895 shares abstaining.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   List of Exhibits:

         3.1      Restated Articles of Incorporation (Exhibit No. 3.1) (1)

         3.1a Articles of Amendment of Articles of Incorporation filed August 12, 1996

         10.1 Amended and Restated Credit and Security Agreement by and between Ultra Pac, Inc. and Norwest Credit Inc. dated June 21, 1996.

         10.2 Credit and Security Agreement by and between Ultra Pac, Inc. and Norwest Bank Minneapolis, N.A., dated June 21, 1996.

         10.3 First Amendment, dated June 21, 1996, to Loan and Security Agreement between The CIT Group/Equipment Financing Inc. and Ultra Pac, Inc. dated March 10, 1995.

         10.4 Forbearance and Amendment Agreement between Ultra Pac, Inc. and Norwest Equipment Finance, Inc., dated June 21, 1996.

         10.5 Loan Modification Agreement dated June 21, 1996 to Security Agreement between Ultra Pac, Inc. and USL Capital Corporation, dated December 20, 1994.

         10.6 Loan Modification Agreement, dated June 21, 1996, between Ultra Pac, Inc. and Concord Commercial to Equipment Note Agreement with Norwest Equipment Finance, Inc. dated May 24, 1994.

         10.7 Warrant Agreement between Ultra Pac, Inc. and Norwest Credit Inc., dated June 21, 1996.

         10.8 Warrant Agreement between Ultra Pac, Inc. and Norwest Bank Minneapolis, N.A., dated June 21, 1996.

         10.9 Warrant Agreement between Ultra Pac, Inc. and The CIT Group/Equipment Financing Inc., dated June 21, 1996.

         10.10 Warrant Agreement between Ultra Pac, Inc., and Norwest Equipment Finance, Inc., dated June 21, 1996.

         10.11 Warrant Agreement between Ultra Pac, Inc. and USL Capital Corporation, dated June 21, 1994.

         27       Financial Data Schedule

(1) Incorporated by reference to the specified exhibit to Form 10-Q for the quarter ended October 31, 1989.

     (b)  Reports on Form 8-K:  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  September 12, 1996          ULTRA PAC, INC.
                                    ---------------
                                     (Registrant)



                                    Calvin Krupa
                                    ------------
                                    Calvin Krupa, President and
                                      Chief Executive Officer



                                    Bradley Yopp
                                    ------------
                                    Bradley Yopp, Chief Financial
                                      Officer