Form 10-K405/A
period 1996-01-31
ULTRA PAC INC
filed 1996-09-25
CIK 813134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


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


All exhibits identified herein were previously filed on Form 10-K. This Amendment No. 1 to Form 10-K/A includes Exhibit 10.56, Material supply agreement with Eastman Chemical Company, dated January 2, 1996, in an amended, less-redacted version, which is filed herewith.









                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ULTRA PAC, INC.





Dated:  September 25, 1996                  By:  /s/ Calvin Krupa
                                                 Calvin Krupa
                                            Its: President and Chief
                                                 Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                        Title                       Date

/s/ Calvin Krupa                 President, Chief            September 20, 1996
Calvin Krupa                     Executive Officer and
                                 Director

/s/ Brad C. Yopp                 Chief Financial             September 20, 1996
Brad C. Yopp                     Officer (Principal
                                 Accounting Officer)

/s/ James A. Thole               Secretary and               September 20, 1996
James A. Thole                   Director


John F. DeBoer                   Director

/s/ Thomas F. Rains              Director                    September 20, 1996
Thomas F. Rains

/s/ Frank I. Harvey              Director                    September 20, 1996
Frank I. Harvey



     No annual report or proxy materials have been sent to security holders. An annual report for the Company's fiscal year ended January 31, 1996, will be forwarded to shareholders.








3. (A) EXHIBITS



All exhibits identified herein were previously filed on Form 10-K. This
Amendment No. 1 to Form 10-K/A includes Exhibit 10.56, Material supply agreement with Eastman Chemical Company, dated January 2, 1996, in an amended, less-redacted version, which is filed herewith.


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



                                       E2




       10.54     Amendment dated October 8, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated
                 June 13, 1994.  (Exhibit 10.1) (21)
       10.55     Waiver dated December 12, 1995 related to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994.  (Exhibit 10.2) (21)
     * 10.56     Material supply agreement with Eastman Chemical Company, dated January 2, 1996 (confidential treatment has been requested with respect to selected portions of this exhibit).
       10.57     Equipment note agreement with Wentworth Capital Corporation dated December 7, 1995.
       10.58     Financing Commitment with Norwest Credit, Inc. dated April 25, 1996.
       10.59     Financing Commitment with Norwest Bank Minnesota N.A. dated April 25, 1996.
       10.60     Commitment Letter, dated April 25, 1996, to Amend the Security Agreement on Promissory Note with USL Capital
                 Corporation dated December 20, 1994.
       10.61     Commitment Letter, dated April 25, 1996, to Amend the Loan and Security Agreement with The CIT Group/Equipment
                 Financing, Inc. dated March 10, 1995.
       10.62     Commitment letter, dated April 25, 1996, to Amend the Equipment Note Agreement with Norwest Equipment Finance dated May 24, 1994.
       10.63     Commitment letter, dated April 26, 1996, to Amend the Equipment Note Agreements with Norwest Equipment Finance dated March 22, 1993, April 14, 1993, October 19, 1993, November 8, 1993 and October 17, 1994 respectively.
       10.64     Waiver dated April 26, 1996, related to the Credit and Security Agreement with Norwest Bank, Minnesota N.A.
                 dated June 13, 1994.
       10.65     Waiver dated April 26, 1996, related to Real Estate Mortgage Agreement with AmeriBank, dated June 1, 1993.
       23.1      Consent of Independent Certified Public Accountants (originally misnumbered as Exhibit 24.1).



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