Form 10-K405/A
period 1996-01-31
ULTRA PAC INC
filed 1996-10-10
CIK 813134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                         (AMENDMENT NO. 2 TO FORM 10-K)


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


The PETE resin pellets used to make plastic sheet may be purchased from several large suppliers, including Eastman Chemical Company, Shell Chemical Company, and E I Dupont DeNemours & Co. While the Company was not dependent upon any one supplier of PETE resin, the Company, during fiscal 1996, executed a three-year supply agreement for a major portion of its virgin resin needs with a major PETE resin supplier which provided for a specified pricing mechanism. While the available supply of PETE has historically been considered adequate, during fiscal 1996, supplies of resin did tighten and the Company experienced significant increases in raw material costs from its suppliers of virgin PETE resin and sources of recycled PETE material. Among other factors, these prices reflect increasing demand for the use of PETE resin by apparel manufacturers and soft drink bottlers, among other users, worldwide. Furthermore, changes in world oil prices and availability of oil may affect the cost and availability of resins and plastic sheet. The Company believes that, as refiners expand their capacity during the next 18 months, the supply of PETE will increase.


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

Customer Base


      The Company has over 600 active customers located throughout the United States, Canada, Australia, South America, Mexico and other countries. One customer, Kroger, accounted for 12.3% and no other customer accounted for more than 10% of the Company's sales during fiscal 1996. The loss of this customer may have a material adverse effect on the Company's operations. With time and subject to additional growth of its business, the Company expects its dependence on any single customer or small number of customers will diminish.



Backlog


      Although from time to time the Company receives advance orders for certain of its produce containers, the Company does not believe that its backlog is material.


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

                                                 ULTRA PAC, INC.




Dated:  October 9, 1996                      By:  /s/ Calvin Krupa
                                                      Calvin Krupa
                                                 Its: President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                           Date


/s/ Calvin Krupa                 President, Chief                October 9, 1996
Calvin Krupa                     Executive Officer and
                                 Director

/s/ Brad C. Yopp                 Chief Financial                 October 9, 1996
Brad C. Yopp                     Officer (Principal
                                 Accounting Officer)

/s/ James A. Thole               Secretary and                   October 9, 1996
James A. Thole                   Director


/s/ John F. DeBoer               Director                        October 9, 1996
John F. DeBoer


/s/ Thomas F. Rains              Director                        October 9, 1996
Thomas F. Rains


/s/ Frank I. Harvey              Director                        October 9, 1996
Frank I. Harvey

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




/s/ Divine, Scherzer & Brody, Ltd.


St. Paul, Minnesota
April 13, 1996 (except for notes E and H, as to which the date is April 26, 1996)



                                 Ultra Pac, Inc.

                                 BALANCE SHEETS

                            January 31, 1996 and 1995


                                 ASSETS (Note E)

                                                               1996           1995
                                                            -----------   -----------

CURRENT ASSETS
     Cash (note C)                                          $   345,906   $   145,731
     Accounts receivable
         Principally trade, less allowance for doubtful
              receivables and sales discounts of $305,000
              and $245,000 at January 31, 1996 and 1995,
              respectively (notes C and D)                    4,706,477     4,386,376
         Refundable income and sales taxes                    1,534,500       731,576
     Inventories (notes A1 and B)
         Raw materials                                        2,089,444     3,318,590
         Work in process                                      2,077,652     3,389,893
         Finished goods                                       5,432,419     3,632,417
     Deferred income taxes (notes A1, A2, A5 and J)             264,000     1,094,833
     Other current assets                                       153,803       170,607
                                                            -----------   -----------


              Total current assets                           16,604,201    16,870,023

PROPERTY, EQUIPMENT AND IMPROVEMENTS - AT COST
     Buildings and improvements (note K)                      3,491,268     2,476,582
     Manufacturing equipment (notes F and K)                 22,592,367    18,523,467
     Extrusion equipment                                     12,270,044     7,269,772
     Other equipment and furnishings                          1,868,806     1,647,035
     Leasehold improvements (note F)                            945,219       860,301
                                                            -----------   -----------
                                                             41,167,704    30,777,157
     Less accumulated depreciation and amortization
       (notes A2 and B)                                       9,837,213     6,346,606
                                                            -----------   -----------
                                                             31,330,491    24,430,551
     Deposits on property and equipment                            --       1,409,005
     Land                                                       737,317       737,317
                                                            -----------   -----------
                                                             32,067,808    26,576,873


OTHER
     Security deposits and leasehold costs less
         accumulated amortization of
         leasehold costs of $24,333 at January 31,
         1996 (notes A2 and K)                                  836,623       781,529
     Investments in affiliates (notes A3 and D)                 143,215         4,800
     Deferred income taxes (notes A1, A2, A5 and J)             722,000          --
     Other                                                      207,391        88,562
                                                            -----------   -----------
                                                              1,909,229       874,891
                                                            -----------   -----------


                                                            $50,581,238   $44,321,787
                                                            ===========   ===========



        The accompanying notes are an integral part of these statements.



                                 Ultra Pac, Inc.

                           BALANCE SHEETS (CONTINUED)

                            January 31, 1996 and 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              1996          1995
                                                          -----------   -----------
CURRENT LIABILITIES
     Current maturities of long-term obligations          $ 1,900,220   $ 2,525,272
     Accounts payable - principally trade                  10,437,204     5,887,564
     Accrued liabilities
         Salaries and commissions                             843,922       781,782
         Interest and other                                   737,481       582,834
     Income taxes payable                                        --         322,054
                                                          -----------   -----------

              Total current liabilities                    13,918,827    10,099,506




LONG-TERM OBLIGATIONS, less current maturities (note E)    27,235,076    20,227,316





DEFERRED INCOME TAXES (notes A1, A2, A5 and J)                   --       1,408,233






COMMITMENTS AND CONTINGENCIES (notes E and G)                    --            --





SHAREHOLDERS' EQUITY
     Common stock - authorized, 5,000,000 shares
         of no par value; issued and
         outstanding, 3,766,215 shares at January 31,
         1996 and 1995 (notes E and H)                      7,631,572     7,631,572
     Additional contributed capital                         1,213,000     1,213,000
     Retained earnings                                        582,763     3,742,160
                                                          -----------   -----------
                                                            9,427,335    12,586,732
                                                          -----------   -----------

                                                          $50,581,238   $44,321,787
                                                          ===========   ===========




                                 Ultra Pac, Inc.

                            STATEMENTS OF OPERATIONS

                   Years ended January 31, 1996, 1995 and 1994


                                                             1996            1995            1994
                                                         ------------    ------------    ------------

Net sales (notes A4, C and D)                            $ 66,128,723    $ 57,249,979    $ 41,189,297


Cost of products sold (notes B and K)                      54,186,647      41,624,598      30,521,683
                                                         ------------    ------------    ------------

         Gross profit                                      11,942,076      15,625,381      10,667,614

Operating expenses (note K)
     Marketing and sales                                   11,481,007      10,066,119       8,202,048
     Administrative                                         2,759,614       2,347,558       1,548,942
                                                         ------------    ------------    ------------
                                                           14,240,621      12,413,677       9,750,990
                                                         ------------    ------------    ------------

         Operating profit (loss)                           (2,298,545)      3,211,704         916,624

Other income (expense)
     Interest expense                                      (2,516,672)     (1,507,495)       (795,675)
     Equity in net loss of affiliates (notes A3 and D)         (8,585)           --           (48,279)
     Other                                                    (56,595)            675           1,833
                                                         ------------    ------------    ------------
                                                           (2,581,852)     (1,506,820)       (842,121)
                                                         ------------    ------------    ------------

         Earnings (loss) before income taxes               (4,880,397)      1,704,884          74,503


Income tax provision (benefit)
     (notes A1, A2, A5 and J)                              (1,721,000)        654,000          16,000
                                                         ------------    ------------    ------------


         NET EARNINGS (LOSS)                             $ (3,159,397)   $  1,050,884    $     58,503
                                                         ============    ============    ============



Earnings (loss) per common share (note A8)               $       (.84)   $        .28    $        .02
                                                         ============    ============    ============

Weighted average number of shares outstanding
     (note A8)                                              3,766,215       3,766,144       3,767,621
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


     4. Revenue Recognition

     The Company recognizes revenue upon shipment of products.



     5. Income Taxes

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


     6. Accounting for Stock Based Compensation

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



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED


     7. Accounting for the Impairment of Long-Lived Assets

     On November 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", which requires the Company to review for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. During January 1996, the Company wrote down $100,000 of its tooling related to its floral line of products and recycling center in connection with its decision to dispose of such assets. This writedown was based on the estimated fair value by management and is included in cost of products sold in the accompanying financial statements.

     8. Earnings (Loss) Per Common Share


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


     In connection with the Company's decision to dispose of its tooling related to the floral industry and its recycling equipment, the Company wrote down $100,000 of cost during the year ended January 31, 1996 for disposition of such assets. In addition, writedowns of $200,000 and $142,000 were made for other tooling during the years ended January 31, 1996 and 1995, respectively. The impact of these writedowns was included in cost of products sold in the accompanying financial statements. Management believes that the undepreciated value of these assets as of January 31, 1996 is realizable.


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



                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1996, 1995 and 1994


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED


     The Company has entered into two material supply agreements which will fulfill a significant portion of its plastic resin and post consumer flake needs. The agreements are for three and five year periods and call for annual minimum purchase requirements. Pricing is reviewed and negotiated annually in one of the agreements and prices on the other is tied via a formula to the price of virgin bottle-grade PET resin and therefore fluctuates with market prices.

     The Company is subject to certain lawsuits and other claims arising out of the conduct of its business. In the opinion of management, such matters are without merit or are of such a kind or involve such amounts that they would not have a material effect on the financial position or results of operations of the Company.


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
                                      ===========       ===========


     The Company has recorded net deferred tax assets of $986,000, primarily resulting from the benefit of net operating loss carryforwards, which expire in varying amounts between the years ending January 31, 2007 and 2011. Gross deferred tax assets of $3,992,000 are offset by deferred tax liabilities of $3,006,000 resulting principally from accelerated depreciation.

     The Company is not required to record valuation allowances for deferred tax assets where management believes it is more likely than not that the tax benefit will be realized. Valuation allowances were not established against deferred tax assets as they are offset by existing taxable temporary differences, principally depreciation, reversing within the carry forward period and taxable income of approximately $3,000,000 expected in future years. The Company believes the loss experienced in fiscal 1996 was caused by several factors, including its cost of raw materials and fixed overhead cost structure, which are not expected to have a similar negative impact in the near term.




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

                                                         Year ended January 31,
                                                  ---------------------------------------
                                                     1996          1995           1994
                                                  -----------   -----------   -----------

      Lease obligations                           $   388,000   $   464,000   $   525,000
      Building, land and land acquisition costs        16,000         4,000     1,776,000
      Leasehold costs (note A2)                          --         365,000          --
      Tooling and services                             63,000       312,000       262,000
      Deposits on building and land                      --            --        (450,000)
                                                  -----------   -----------   -----------
                                                  $   467,000   $ 1,145,000   $ 2,113,000
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



3. (A) EXHIBITS


All exhibits identified herein were previously filed on Form 10-K or Amendment
No. 1 to Form 10-K, previously filed, except Exhibit 23.1.

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



                                       E2



       10.54     Amendment dated October 8, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated
                 June 13, 1994.  (Exhibit 10.1) (21)
       10.55     Waiver dated December 12, 1995 related to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994.  (Exhibit 10.2) (21)
       10.56     Material supply agreement with Eastman Chemical Company, dated January 2, 1996 (confidential treatment has been requested with respect to selected portions of this exhibit).
       10.57     Equipment note agreement with Wentworth Capital Corporation dated December 7, 1995.
       10.58     Financing Commitment with Norwest Credit, Inc. dated April 25, 1996.
       10.59     Financing Commitment with Norwest Bank Minnesota N.A. dated April 25, 1996.
       10.60     Commitment Letter, dated April 25, 1996, to Amend the Security Agreement on Promissory Note with USL Capital
                 Corporation dated December 20, 1994.
       10.61     Commitment Letter, dated April 25, 1996, to Amend the Loan and Security Agreement with The CIT Group/Equipment
                 Financing, Inc. dated March 10, 1995.
       10.62     Commitment letter, dated April 25, 1996, to Amend the Equipment Note Agreement with Norwest Equipment Finance dated May 24, 1994.
       10.63     Commitment letter, dated April 26, 1996, to Amend the Equipment Note Agreements with Norwest Equipment Finance dated March 22, 1993, April 14, 1993, October 19, 1993, November 8, 1993 and October 17, 1994 respectively.
       10.64     Waiver dated April 26, 1996, related to the Credit and Security Agreement with Norwest Bank, Minnesota N.A.
                 dated June 13, 1994.
       10.65     Waiver dated April 26, 1996, related to Real Estate Mortgage Agreement with AmeriBank, dated June 1, 1993.
     * 23.1      Consent of Independent Certified Public Accountants

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



St. Paul, Minnesota
April 26, 1996



                                       E-5



                                 Ultra Pac, Inc.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended January 31, 1996, 1995 and 1994

Col. A                       Col. B            Col. C         Col. D            Col. E         Col. F
---------------------------------------------------------------------------------------------------------
                                                     Additions
                                             ----------------------------
                            Balance at       Charged to      Charged to                      Balance at
                            beginning        costs and     other accounts -   Deductions -     End of
Description                 of period         expenses       Retirement       Describe (1)     Period
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