Form 10-Q
period 1996-10-31
ULTRA PAC INC
filed 1996-12-05
CIK 813134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  [X]   Quarterly Report pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

For the Quarterly Period Ended:  October 31, 1996

  [ ]   Transition Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

For the Transition Period From ______________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock No Par Value                                      3,788,015
  Class of Common Stock                                Shares outstanding as of
                                                           November 22, 1996




                                 ULTRA PAC, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

         Balance Sheets as of October 31, 1996 and
         January 31, 1996                                       3

         Statements of Operations for the three
         and nine months ended October 31, 1996
         and 1995                                               5

         Statements of Cash Flows for the nine
         months ended October 31, 1996 and 1995                 6

         Notes to Interim Financial Statements                  7

    Item 2. Management's Discussion and
              Analysis of Financial
              Condition and Results of
              Operations                                       11


PART II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on
              Form 8-K                                         20




                                 Ultra Pac, Inc.
                                 BALANCE SHEETS
                                     ASSETS

                                               October 31,      January 31,
                                                  1996             1996
                                               -----------      -----------
                                               (unaudited)
CURRENT ASSETS
   Cash                                        $       500      $   345,906
   Accounts receivable - trade, less
     allowances for doubtful receivables,
     sales discounts and returns of
     $426,981 at October 31 and $305,000
     at January 31                               3,476,355        4,706,477
   Refundable income and sales taxes                22,335        1,534,500
   Inventories
     Raw materials                               1,733,082        2,089,444
     Work in process                             1,520,654        2,077,652
     Finished goods                              3,891,532        5,432,419
   Deferred income taxes                           727,000          264,000
   Other current assets                            238,555          153,803
                                               -----------      -----------
        Total current assets                    11,610,013       16,604,201

PROPERTY, EQUIPMENT AND IMPROVEMENTS
   Building and improvements                     3,492,768        3,491,268
   Manufacturing equipment                      21,725,992       22,592,367
   Extrusion equipment                          12,355,550       12,270,044
   Other equipment and furnishings                 990,138        1,868,806
   Leasehold improvements                          945,219          945,219
                                               -----------      -----------
                                                39,509,667       41,167,704
   Less accumulated depreciation and
     amortization                               11,893,963        9,837,213
                                               -----------      -----------
                                                27,615,704       31,330,491
   Deposits on manufacturing equipment               9,375             --
   Land                                            737,317          737,317
                                               -----------      -----------
                                                28,362,396       32,067,808
OTHER
   Security deposits                               501,099          495,955
   Leasehold costs
     less accumulated amortization
     of $42,583 at October 31
     and $24,333 at January 31                     322,416          340,668
   Investment in affiliate                         224,326          143,215
   Deferred income taxes                              --            722,000
   Other                                           334,507          207,391
                                               -----------      -----------
                                                 1,382,348        1,909,229
                                               -----------      -----------
                                               $41,354,757      $50,581,238
                                               ===========      ===========

See accompanying notes to interim financial statements.



                                 Ultra Pac, Inc.
                           BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               October 31,      January 31,
                                                   1996             1996
                                               -----------      -----------
                                               (unaudited)

CURRENT LIABILITIES
  Bank Overdraft                               $   216,403      $      --
  Current maturities of long-term
    obligations                                 12,320,231        1,900,220
  Accounts payable - principally trade           6,455,214       10,437,204
  Accrued liabilities
    Salaries and commissions                     1,029,453          843,922
    Interest and other                             478,705          737,481
  Income taxes payable                              32,465             --
                                               -----------      -----------

       Total current liabilities                20,532,471       13,918,827



LONG-TERM OBLIGATIONS, less current
  maturities                                     9,720,918       27,235,076


DEFERRED INCOME TAXES                              385,000             --


SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000
    shares of no par value; issued and
    outstanding, 3,788,015 at October 31,
    and 3,766,215 shares at January 31           7,697,697        7,631,572
  Additional contributed capital                 1,360,334        1,213,000
  Retained earnings                              1,658,337          582,763
                                               -----------      -----------
                                                10,716,368        9,427,335
                                               -----------      -----------

                                               $41,354,757      $50,581,238
                                               ===========      ===========

See accompanying notes to interim financial statements.


                                 Ultra Pac, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three months ended                   Nine months ended
                                                       October 31,                          October 31,
                                            -------------------------------       -------------------------------
                                                1996                1995              1996               1995
                                            ------------       ------------       ------------       ------------
Net Sales                                   $ 14,305,170       $ 15,374,008       $ 49,035,997       $ 52,511,986

Cost of products sold                          9,147,884         13,479,547         34,283,065         41,563,203
                                            ------------       ------------       ------------       ------------

    Gross profit                               5,157,286          1,894,461         14,752,932         10,948,783

Operating expenses

    Marketing and sales expense                2,488,893          2,775,201          8,085,185          8,754,784
    Administrative expense                       822,066            689,421          2,347,618          2,061,677
                                            ------------       ------------       ------------       ------------
                                               3,310,959          3,464,622         10,432,803         10,816,461
                                            ------------       ------------       ------------       ------------

    Operating profit (loss)                    1,846,327         (1,570,161)         4,320,129            132,322

Other (expense)
    Interest expense                            (613,611)          (665,529)        (1,888,331)        (1,847,534)
    Write down of recycling
      equipment                                  (50,000)              --             (509,638)              --
    Equity in net loss of
      affiliate                                  (42,635)              --              (69,635)              --
    Other                                        (40,008)           (13,070)           (60,951)           (15,506)
                                            ------------       ------------       ------------       ------------
                                                (746,254)          (678,599)        (2,528,555)        (1,863,040)
                                            ------------       ------------       ------------       ------------



    Earnings(loss) before income taxes         1,100,073         (2,248,760)         1,791,574         (1,730,718)

Income tax provision (benefit)                   423,000           (805,000)           716,000           (610,000)
                                            ------------       ------------       ------------       ------------

           NET EARNINGS (LOSS)              $    677,073       $ (1,443,760)      $  1,075,574       $ (1,120,718)
                                            ============       ============       ============       ============

Earnings (loss) per common and
  common equivalent share                   $        .18       $       (.38)      $        .28       $       (.30)
                                            ============       ============       ============       ============

Weighted average number of
  shares outstanding                           3,795,364          3,766,215          3,784,700          3,766,215
                                            ============       ============       ============       ============

See accompanying notes to interim financial statements.


                                 Ultra Pac, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Nine months ended
                                                                           October 31
Increase (Decrease) in Cash                                          1996             1995
                                                                  -----------       ------------
Cash flows provided by operating activities
    Net earnings (loss)                                           $ 1,075,574       $(1,120,718)
    Adjustments to reconcile net earnings (loss)
      to net cash provided by operating
      activities:
        Depreciation                                                3,148,328         2,605,649
        Amortization of warrants                                       48,430              --
        Issuance of employee stock grants                              54,325              --
        Write down of recycling equipment                             509,638              --
        Equity in undistributed net loss of affiliates                 69,635              --
        Gain on sale of equipment, net                                (31,540)           (8,297)
        Deferred Income Taxes                                         644,000          (198,475)
        Change in assets and liabilities:
                 Accounts receivable                                1,079,376          (191,195)
                 Refundable income and sales taxes                  1,512,165          (639,955)
                 Inventories                                        2,454,247          (431,627)
                 Other current assets                                  15,248          (161,174)
                 Accounts payable                                  (3,981,990)        2,827,584
                 Accrued Liabilities                                  (73,245)         (171,404)
                 Income taxes payable                                  32,465          (322,054)
                                                                  -----------       -----------
                    Net cash provided by operating activities       6,556,656         2,188,334

Cash flows from investing activities
    Capital expenditures                                             (236,014)       (9,067,868)
    Investment in affiliate                                              --            (151,500)
    Proceeds from sale of assets                                      215,000           200,500
    Security deposits and other                                       (15,104)         (149,795)
                                                                  -----------       -----------
                    Net cash used in investing activities             (36,118)       (9,168,663)

Cash flows from financing activities
    Bank overdraft                                                    216,403           107,323
    Proceeds from long-term obligations                             2,600,000         9,005,265
    Principal payments under long-term obligations                 (9,694,147)       (2,277,490)
    Exercise of stock options                                          11,800              --
                                                                  -----------       -----------
                    Net cash provided by (used in) financing
                      activities                                   (6,865,944)        6,835,098
                                                                  -----------       -----------

                    Net change in cash                               (345,406)         (145,231)

Cash at beginning of period                                           345,906           145,731
                                                                  -----------       -----------

Cash at end of period                                             $       500       $       500
                                                                  ===========       ===========

See accompanying notes to interim financial statements.



                                 Ultra Pac, Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                October 31, 1996
                                   (unaudited)

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

(2)   Write Down of Recycling Equipment

      Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of", the Company wrote down its recycling equipment by $50,000 in October 1996 and $459,638 in July 1996, to its estimated net realizable value. The $459,638 writedown was recorded after it became apparent that a planned joint venture to utilize such assets would not happen. This writedown, as well as an additional $50,000 writedown taken to reflect diminished interest in the equipment, was based on the estimated fair value as determined by management and is included in other expense in the Statement of Operations for the three and nine months ended October 31, 1996.

(3)   Long Term Obligations

      In June 1996, the Company received an additional $2,600,000 from its principal lender pursuant to a new term note due May 31, 1997. Additionally, the Company modified certain terms of its existing revolving credit facility and term note with its principal lender and certain equipment notes with its other lenders. Prior to May 31, 1997, the Company will be required to refinance or renew its existing $9,500,000 revolving credit facility and $6,846,000 of existing term notes and a mortgage. Management believes that the above will be refinanced or renewed on similar terms. However, if the Company is unable to secure a timely replacement, renewal or satisfactory extension of the maturity dates of these facilities, or raise sufficient additional equity, there could be a material adverse effect on the Company's financial condition and business.

(4) Shareholders' Equity

         The following table summarizes stock option activity for the nine months ended October 31, 1996:

                                                                                                         Outside
                           Grant        Expiration    Exercise         Total           1996      1991   Directors
          Recipient        Date            Date        Price          Shares           Plan      Plan      Plan     Other
          ---------        -----        ----------    --------        -------         ------    ------  ---------  -------

       OPTIONS OUSTANDING AS OF JANUARY 31, 1996                     211,500               -    70,500   19,000    122,000

       OPTIONS GRANTED:

       Directors       July 1996      July 2001        $3.00           5,500(1)            -         -    5,500          -
       President/CEO   September 1996 September 2001    3.25          20,000(1)       20,000         -        -          -
       Former COO      May 1996       May 2001          3.38          25,000(2)            -    25,000        -          -
       Former COO      May 1996       May 2001          3.38          75,000(1)(3)    75,000         -        -          -
       CFO             September 1996 September 2001    3.25          10,000(1)            -    10,000        -          -
       Employees       April 1996     March 2001        2.94          76,000(1)       76,000         -        -          -

       OPTIONS EXPIRED OR FORFEITED:
       President/CEO          -              -             -         (20,000)              -         -        -    (20,000)
       Former COO             -              -             -         (75,000)        (75,000)        -        -          -
       Directors              -              -             -          (2,500)              -         -   (2,500)         -
       Employees              -              -             -         (35,000)        (13,000)  (22,000)       -          -

       OPTIONS EXERCISED:
       Employees              -              -          2.94          (4,000)         (4,000)        -        -          -
                                                                      ------          ------    ------   ------    -------

       OPTIONS OUTSTANDING AND EXERCISABLE AS OF OCTOBER 31, 1996    286,500          79,000    83,500   22,000    102,000
                                                                     =======          ======    ======   ======    =======

       (1)    Non statutory stock options.
       (2)    Incentive stock options.
       (3)    Subsequently forfeited.

      In November 1996, the Company's Board of Directors granted non qualified stock options to purchase 15,000 shares of common stock to the acting COO and 10,000 shares of common stock to employees at an exercise price of $2.75 per share. These options, which vest immediately, were issued under the Company's 1996 Stock Option Plan and expire in November 2001.

      In June 1996, the Company issued warrants to purchase 185,000 shares of common stock to certain of its lenders at an exercise price of $3.00 per share. These warrants will expire in June 2006. The exercise price is subject to reduction under certain circumstances. These warrants were issued in connection with the financing discussed in Note(3) above and have certain registration rights. Pursuant to applicable accounting principles, the Company will record $147,334 as additional interest expense over the term of such notes, equal to the estimated fair value of these warrants at time of issuance. A significant portion of such interest expense will be recognized from the date of issuance through May 31, 1997. A total of $28,696 and $48,430 of this additional interest was recognized during the three and nine months ended October 31, 1996, respectively.

      At the time of employment, the former COO was issued compensation in the form of 5,000 shares of the Company's common stock.

      In August 1996, the Company amended its Articles of Incorporation to increase the number of authorized shares of Capital Stock from 5,000,000 to 10,000,000 shares, as approved by the Company's shareholders at the July 17, 1996, Annual Shareholders meeting.

(5)   Income Taxes

      As of October 31, 1996 the Company recorded net deferred tax assets of $342,000 primarily resulting from the benefit of net operating loss carry forwards, which expire in varying amounts between the years ending January 31, 2008 and 2012. Gross deferred tax assets of $3,839,000 are offset by deferred tax liabilities of $3,497,000 resulting principally from accelerated depreciation.

      The Company is not required to record valuation allowances for deferred tax assets where management believes it is more likely than not that the tax benefit will be realized. Valuation allowances were not recorded as the deferred tax assets are offset by existing taxable temporary differences, principally depreciation, expected to reverse within the carryforward period and management believes future operating income will exceed the remaining amount of deferred tax benefits, which belief is reinforced by the results of operations for the nine months ended October 31, 1996. The Company will continue to review for the appropriateness of a valuation allowance on a quarterly basis and make adjustments as necessary.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background
Ultra Pac, Inc. designs, manufactures, markets and sells plastic containers and packaging to the food industry, including supermarkets, distributors of food packaging, wholesale bakery companies, fruit and vegetable growers, delicatessens, processors and retailers of prepared foods, and foodservice providers. The Company's packaging is primarily made from virgin or recycled polyethylene terephthalate ("PETE") which is extruded into plastic sheet and thermoformed into various shapes.

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

                                               Three Months           Nine Months
                                                  Ended                  Ended
                                               October 31,            October 31,
                                           -----------------       -----------------

                                            1996        1995        1996        1995
                                           -----        ----       -----        ----
Net sales                                  100.0%      100.0%      100.0%      100.0%
Cost of products sold                       64.0        87.6        69.9        79.1
                                           -----       -----       -----        ----
   Gross profit                             36.0        12.4        30.1        20.9
Operating expenses
   Marketing and sales                      17.4        18.1        16.5        16.7
   Administrative                            5.7         4.5         4.7         3.9
                                            ----        ----        ----        ----
                                            23.1        22.6        21.2        20.6
                                            ----        ----        ----        ----
   Operating profit (loss)                  12.9       (10.2)        8.9          .3
Other expense
   Write down of recycling equipment          .3           -         1.0           -
   Interest expense and other                4.9         4.4         4.2         3.5
                                            ----        ----        ----        ----
                                             5.2         4.4         5.2         3.5
                                            ----        ----        ----        ----
   Earnings(loss) before income taxes        7.7       (14.6)        3.7        (3.2)
Income tax provision (benefit)               3.0        (5.2)        1.5        (1.1)
                                            ----        ----        ----        ----
   NET EARNINGS (LOSS)                       4.7%       (9.4)%       2.2%       (2.1)%
                                            ====        ====        ====        ====

Net Sales:
Net sales decreased 7.0% from $15,374,008 to $14,305,170 for the three months ended October 31, 1996, as compared to the three months ended October 31, 1995, and 6.6% from $52,511,986 to $49,035,997 for the nine months ended October 31, 1996, as compared to the nine months ended October 31, 1995.

The decrease in sales during both periods is in part a result of the Company focusing on margin improvement rather than on growing sales. The Company also believes that the market for bakery and produce containers has become increasingly competitive due to new entrants into the markets served and pricing pressures from competitors who use lower-cost, non-PETE resins such as oriented polystyrene.

The decrease in sales was offset in part by an increase in sales of the Company's line of Ultra Lite Bakeable products and its line of food service products. The Company anticipates a sales decline in the fourth quarter of fiscal 1997 as compared to the third quarter of fiscal 1997 and as compared to the fourth quarter of fiscal 1996. This anticipated decline in the fourth quarter of fiscal 1997 as compared to the third quarter of fiscal 1997 reflects the typical slowness in sales in the fourth quarter, as seen in previous years. The anticipated decline in the fourth quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996 also reflects the Company's strategy as discussed above.

Management continues its efforts to identify and analyze long term market trends, competitive strategies, and other factors that influence market conditions or result in competitive pressures. Management believes that this activity will assist the Company in developing future markets, product and price strategies, as well as improving its production planning process. In connection with its efforts in this area, the Company hired a Director of Sales and Marketing in August 1996.

Gross Profit:
Gross profit margins improved from 12.4% to 36.0% for the three months ended October 31, 1996, as compared to the three months ended October 31, 1995, and from 20.9% to 30.1% for the nine months ended October 31, 1996, as compared to the nine months ended October 31, 1995. The improvement in gross profit margins can be attributed to lower prices of PETE resin and of other raw materials, to the Company's ability to supply all PETE sheet needs from in-house extrusion facilities and to a decline in production labor costs coupled with improved manufacturing efficiencies and related manufacturing costs.

As previously discussed in the Company's Form 10-K for the fiscal year ended January 31, 1996 and previously filed fiscal 1997 Forms 10Q, the Company negotiated, late in fiscal 1996, a three-year supply agreement for a major portion of its virgin PETE resin needs. Minimum resin quantities are required to be purchased at a fixed price (adjusted annually). As previously announced, this agreement has been informally amended to allow pricing to float with market conditions subject to limits on the amount by which prices may change. The Company believes the price it pays continues to be favorable under current market conditions. Prices for PETE resin declined dramatically during the second and third quarters due in part to increased capacity of refiners and the lower cost of paraxylene, a major component of PETE resins. The Company anticipates that PETE resin prices will remain flat during the balance of fiscal 1997 and does not anticipate any significant increases in the foreseeable future. The decline of PETE resin prices has been significantly greater in fiscal 1997 than the increase in fiscal 1996.

With the installation of its fifth and sixth extrusion lines in fiscal 1996, the Company has been able to supply all its PETE sheet needs for fiscal 1997 and expects to be able to do so during fiscal 1998. In fact, at various times, the Company extrudes PETE sheet at less than its full production capacity, and on occasion, extrudes plastic sheet for other manufacturers. The cost of plastic sheet extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources.

The Company has significantly reduced its workforce from approximately 415 in October 1995 to less than 280 in October 1996 reflecting improved productivity in thermoforming operations. Due to these factors and anticipated lower sales, the Company believes it will require a smaller workforce for the balance of fiscal 1997. As a result, the Company expects its labor costs will remain lower during fiscal 1997, as compared to fiscal 1996.

With the anticipated decline in sales during the fourth quarter of fiscal 1997, the Company expects its gross margin percentage to have a moderate decline from its current level due to fixed overhead costs, which are anticipated to decline at a slower rate than sales. However, the factors discussed above are expected to continue to have a positive impact on gross margins for the balance of fiscal 1997 and into fiscal 1998.

Operating Expenses:
Marketing and sales expense decreased from $2,775,201 or 18.1% of net sales, to $2,488,893 or 17.4% of net sales during the three months ended October 31, 1996, as compared to the three months ended October 31, 1995, and decreased from $8,754,784 or 16.7% of net sales to $8,085,185 or 16.5% of net sales for the nine months ended October 31, 1996, as compared to the nine months ended October 31, 1995. The decrease in marketing and sales expense was primarily due to lower sales levels resulting in a reduction in freight and commission expense. However, a reduction in commission expense, in both dollars and as a percentage of sales, was partially due to a reduction in the commission rate.

Administrative expense increased from $689,421 or 4.5% of net sales to $822,066 or 5.7% of net sales during the three months ended October 31, 1996, as compared to the three months ended October 31, 1995, and increased from $2,061,677 or 3.9% of net sales to $2,347,618 or 4.7% of net sales for the nine months ended October 31, 1996, as compared to the nine months ended October 31, 1995. The increase in administrative expense was primarily due to increased legal costs associated with certain litigation matters arising in the normal conduct of the Company's business. The Company believes that ultimate resolution of such litigation will not have a material adverse impact on the Company's financial condition. In addition, administrative expenses also increased due to the May 1996 addition and October separation of a Chief Operating Officer. The Company also added Gregory Nelson as its Director of Management Information Systems in August 1996.

Interest Expense and Other:
Interest expense decreased from $665,529 or 4.3% of net sales to $613,611 or 4.3% of net sales for the three months ended October 31, 1996, as compared to the three months ended October 31, 1995 and increased from $1,847,534 or 3.5% of net sales to $1,888,331 or 3.9% of net sales for the nine months ended October 31, 1996, as compared to the nine months ended October 31,1995. The increase for the nine month period was principally due to higher debt levels, primarily in the first and second quarters of this year, from the financing of additional property, equipment and improvements acquired during the second and third quarters of fiscal 1996 and the losses incurred during the third and fourth quarters of fiscal 1996. The increase was also due in part to an increase in interest rates resulting from the refinancing of its bank debt in June 1996 as discussed under Liquidity and Capital Resources. The decrease for the three month period is due to lower debt levels reflecting the improved earnings and cash flow performance of the Company over the past six months.

During the three and nine months ended October 31, 1996 respectively, $50,000 and $459,638 of other expenses resulted from the writedown, to the estimated net realizable value, of the Company's recycling equipment. While the Company has not operated this equipment since August 1995, it was planning to use the equipment in connection with a joint venture. The joint venture discussions were terminated during the quarter ended July 31, 1996. Since then the Company has been actively searching for a buyer of this equipment, but currently has no ongoing substantive discussions with any potential purchasers.

Income Taxes:
As of October 31, 1996, the Company has $342,000 of net deferred tax assets. See Footnote (5) of the "Notes to Interim Financial Statements" as of October 31, 1996, for information regarding asset realizability.

Net Earnings:
As a result of the factors discussed above, net earnings for the three months ended October 31, 1996 were $677,073 or $.18 per share as compared to a loss of $1,443,760 or $.38 per share for the three months ended October 31, 1995. Net earnings were $1,075,574 or $.28 per share for the nine months ended October 31, 1996 as compared to a loss of $1,120,718 or $.30 per share for the nine months ended October 31, 1995.

The Company believes inflation has not significantly affected its results of operations.


Liquidity and Capital Resources

The Company's business is highly capital intensive. The Company has traditionally relied heavily on bank and other debt financing to fund its capital requirements. As of October 31, 1996, the Company had borrowed $1,441,773 under its $9,500,000 revolving credit facility, leaving $8,058,227 potentially available. However, under the Company's borrowing base, only $4,312,378 of the $8,058,227 was in fact available at October 31, 1996.

As of January 31, 1996, and during the first quarter of fiscal 1997, the Company was in default on virtually all of its long-term obligations due to financial covenant violations and failure to make certain required payments, including repayment of excess borrowings under its revolving credit facility. In April 1996, the Company received waivers for the existing defaults from such lenders and commitments to amend certain financial covenants. The covenants were amended in June 1996 and the Company has and continues to believe it will be able to comply with such amended covenants.

In June 1996, the Company received from its principal lender an additional $2,600,000 pursuant to a new term note. The proceeds were used to pay down its existing revolving credit facility, including excess borrowings under such facility. The term note bears interest at 3% over the bank's base rate with monthly installments of $75,000 plus interest with the remaining balance of $1,281,453 due May 31, 1997. Additionally, the terms of such facility and the existing term note with its principal lender were modified to (i) increase the interest rate differentials on both the facility and existing term note by 1% and .875%, respectively and (ii) reduce the Company's borrowing base under the facility by $1,000,000.

In addition to the new agreements with its principal lender, certain of the Company's equipment lenders amended their equipment notes to defer approximately $2,250,000 in principal payments due during fiscal 1997. Pursuant to the amendments, the deferred principal payments are due with the last payment of each respective equipment note. Additionally, the Company may be required, subject to certain restrictions, to repay a portion of the deferred principal over the next two fiscal years to the extent there is availability under the Company's revolving credit facility as determined on January 31, 1997 and 1998. The Company anticipates that it may be required to make deferred principal payments of approximately $300,000 in the months of February and April 1997.

In connection with the above, the Company issued warrants to certain lenders to purchase 185,000 shares of the Company's common stock. Such warrants are exercisable at $3.00 per share, representing the market price existing at time of issuance, and will expire June 2006. The issuance of these warrants resulted in $147,334 of additional interest to be recognized over the term of the respective credit facilities and notes.

The Company believes its existing revolving credit facility is adequate to support its operations through the term of such facility. However, the Company will be required to renew or refinance up to $13,500,000 related to its existing revolving credit facility of $9,500,000 and existing term note of $4,000,000 prior to their expiration in May 1997. This is in addition to $1,281,453 due on May 31, 1997 pursuant to the new term note, discussed above and $884,256 due under a real estate mortgage. Because of the Company's operating losses in fiscal 1996 and the first quarter of fiscal 1997, and its high debt levels, such debt renewal or refinancing may be more difficult to secure than in the past, may be more costly than its current credit facility, and may require covenants or restrictions more difficult to comply with than those previously or currently imposed. Additionally, renewal or refinancing will be dependent upon the Company meeting its operating plans and managing its financial performance, among other things. No assurance can be given that the Company will be able to renew or refinance its existing credit facility or term notes or that it will be able to do so on acceptable terms. The Company may also explore equity financing but has not entered into any agreement or negotiations related thereto.

If the Company is unable to secure a timely replacement, renewal or satisfactory extension of the maturity dates of these facilities, or raise sufficient additional equity, there could be a material adverse effect on the Company's financial condition and business.

Working capital decreased from $2,685,374 on January 31, 1996 to a deficit of $8,922,458 on October 31, 1996. This decrease is primarily due to an increase in current maturities of long term obligations as discussed above. Contributing to the decrease in working capital were reductions in accounts receivable, inventories and refundable income and sales taxes, offset by a decrease in accounts payable. Accounts receivable declined from $4,706,477 on January 31, 1996 to $3,476,355 on October 31, 1996 due in part to the reduction in net sales. Inventories decreased from $9,599,515 on January 31, 1996 to $7,145,268 on October 31, 1996 due to a decrease in the levels of raw materials and work in process and lower costs of inventories due to lower raw material and conversion costs.

For the nine months ended October 31, 1996, $6,556,656 of cash was provided by operating activities as compared to $2,188,334 for the nine months ended October 31, 1995. This reflects a decrease in accounts receivable, refundable income and sales taxes and inventories, and other funds generated through operations, offset in part by a decrease in accounts payable.

As of October 31, 1996, the Company had outstanding capital commitments of $350,000 and was reviewing only minimal capital expenditures related to improving manufacturing efficiencies and expenditures on molds for new products. The Company anticipates that capital expenditures for fiscal 1997 will be approximately $500,000, as compared to $9,600,000 incurred in fiscal 1996. The Company believes the current level of production equipment and facilities is sufficient to meet anticipated fiscal 1997 and 1998 requirements. The fiscal 1997 expenditures will be financed from funds available through the Company's credit facility and funds generated from operations.


Seasonality of Sales and Operating Profits

With the introduction of its line of produce containers during 1992, the Company has progressively received a greater portion of its sales during the first half of its fiscal year. Historically, sales during the fourth quarter have declined from the third quarter. The Company expects this trend to continue for the foreseeable future.

In a stable cost environment, the lower sales level in the second half of the Company's fiscal year would be expected to result in lower gross margin and operating profits during such period. However, in the current year, with raw material costs declining through the second and third quarters and manufacturing costs reduced, the gross margin and gross margin percentage actually increased in the third quarter as compared to the second quarter, while operating profits were moderately lower, primarily as a result of the lower sales volume. The gross margin is expected to decline moderately in the fourth quarter of the current year, from the third quarter, as a result of the anticipated sales decline discussed earlier.



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



DATED:  December 2, 1996            ULTRA PAC, INC.
                                    ---------------
                                     (Registrant)



                                    /s/ Calvin Krupa
                                    --------------------------------------
                                    Calvin Krupa, President and
                                      Chief Executive Officer



                                    /s/ Bradley Yopp
                                    --------------------------------------
                                    Bradley Yopp, Chief Financial
                                      Officer