Form 10-K405
period 1997-01-31
ULTRA PAC INC
filed 1997-04-30
CIK 813134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__X__                         EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_____                EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transaction period from _______ to_______
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

                             __X__ YES   ____ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

         As of March 31, 1997, 3,834,815 shares of Common Stock, no par value per share, were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing sales price on such date reported by NASDAQ) held by nonaffiliates of the Registrant was approximately $23,011,590.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 19, 1997, are incorporated by reference into
Part III.


                                     PART I.


ITEM 1 - BUSINESS

Products

   Ultra Pac, Inc., designs, manufactures, markets and sells plastic containers and packaging for the food industry, including supermarkets, distributors of food packaging, wholesale bakery companies, fruit and vegetable growers, delicatessens, processors and retailers of prepared foods, and foodservice providers. The Company's packaging is primarily made from virgin or recycled polyethylene terephthalate ("PETE") which the Company extrudes into plastic sheet and thermoforms into various shapes.

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

Products

   The largest users of the Company's products are bakery and deli departments of supermarkets; wholesale bakeries (both fresh and frozen); and growers of fresh fruit and produce. Food packaging has accounted for almost all of the Company's net sales during the past three fiscal years. During February 1997, the Company introduced its Reservations(TM) series of plastic food containers for the rapidly expanding home meal replacement and other food service markets.

   The Company strives to serve as a single source of plastic packaging for its customers by offering a wide variety of shapes, styles and sizes of containers. The Company's products may be made from clear or colored plastic or a combination of both. The Company's current product offerings include both products manufactured and stocked in inventory, enabling timely shipment to customers, and special products that require a minimum order quantity and production lead time. A significant majority of the Company's sales are from products manufactured for inventory.

   The Company's current product strategy is to design, market and manufacture products in sizes and shapes that will permit its products to be used in multiple applications, rather than custom products for single customers or limited markets. Even designs specially made for niche uses, such as muffin containers and cake domes, generally have multiple potential uses and/or customers. Most designs, like clamshells and rectangular designs, may be used for a broad range of applications such as cookies and mini-muffins by a bakery or salads and cold cuts by a delicatessen. From time to time, when significant volume is involved, on a non-exclusive basis, the Company will create inserts to existing molds in order to satisfy individual customer requirements. For example, the Company may create an insert for a mold that would allow a rectangular clamshell container to have two compartments, rather than one.

   The Company produces most of its plastic products from PETE with the exception of some cake and pie bases, and deli trays which are made from either polystyrene or PETE. The Company believes that packaging produced from PETE is preferable to packaging produced from polystyrene or other more rigid plastics, because PETE has superior flexibility and is not prone to crack or chip like other plastic materials. The Company also believes that PETE's distinctive characteristics benefit customers economically through improved sales and lower food spoilage than alternative packaging materials. PETE has also become the most widely recycled form of plastic packaging in the United States, primarily as a result of its widespread use in plastic beverage bottles.

   The Company offers a wide variety of bakery and deli containers. These containers are of both the hinged-clamshell style, as well as two-piece designs with separate domes and bases. Clamshells are most commonly used for pies, muffins, cookies, donuts, rolls, salads, fruits, sandwiches, candies and nuts. The two-piece container designs are typically used for cakes and pies, as well as cookies, donuts, vegetables, fruit and snacks. While some of the Company's bakery and deli containers are product-specific, the generic shapes of others make them suitable for a wide variety of bakery and deli products.

   In fiscal 1993, the Company introduced a line of produce containers, made from recycled PETE, which are used by growers and distributors for shipping and displaying products such as strawberries, blueberries, raspberries, tomatoes and other fruits and vegetables. With continuing public concern over environmental issues and recycling, the Company believes that its use of recycled PETE in produce containers appeals to customers, producers and sellers of fresh fruit.

   During April 1994, the Company introduced its line of C-PET containers, suitable for baking in either conventional or microwave ovens, which are primarily intended for use by commercial bakeries. This C-PET material is extruded in-house in a rigid form similar to the process used for other PETE products. Compared to aluminum foil containers, these C-PET bakery containers offer superior shape retention and durability. They also allow bakers and other food processors to perform a detection process for metal contaminants not possible with aluminum containers. Currently, wholesale bakeries and other food processors use these containers for both baking and packaging angel food cakes, pizzas, cookies and muffins.

   The Company routinely modifies existing container designs and develops new designs. Such product development is based upon input from its customers and distributors, as well as from ideas developed by Company staff. In certain cases, customers may fund the cost of tooling or inserts related to the new designs. The Company's development of new designs and marketing of existing designs for new applications is an ongoing process. The Company can produce various types of containers by using inserts of different sizes and shapes in a particular mold. This technique minimizes the time and expense of designing and producing tooling for new containers, where applicable.

   In fiscal 1993, the Company began custom printing on certain of its products and labeling certain produce containers with customer names and UPC codes as a value-added service. The Company believes that its printing of certain containers, and to a lesser extent, its customer labeling and UPC codes distinguish it from competitors and provide customers with additional value. The Company continues to focus its primary product development and marketing efforts on bakery, deli and produce packaging.

Manufacturing and Supply of Raw Materials

   The Company's products are manufactured from rolled plastic sheet, principally PETE plastic sheet, using a thermoforming process. The rolls of plastic sheet are made by an extrusion process that involves melting petroleum-based resin pellets and then forcing the material under pressure through a die to form a flat sheet which is wound onto a large roll and stored for later production. At March 31, 1997, the Company had 6 extrusion lines in operation.

   To produce the Company's products, the plastic sheet is unwound from the large roll at the beginning of the 60-foot thermoforming production line. The sheet is first heated to approximately 300(degree) Fahrenheit and then molded into the desired shape using vacuum and air pressure. The molds are multiple-cavity and product specific, with the number of cavities determined by the size and shape of the container specific to that mold. The plastic retains the desired rigid shape as the mold cavities are cooled by water. The plastic sheet which has been formed into containers continues down the production line to a trim press which cuts and stacks the product in preparation for packing into corrugated shipping cartons. The trim scrap is then ground up for reuse in the extrusion process. At March 31, 1997, the Company had 32 thermoforming lines in operation.

   The Company manufactures its own PETE sheet from both virgin resin material and recycled material. During fiscal 1996 and 1997 the Company was able to extrude approximately 85% and 100% of its PETE sheet requirements. With its current extrusion capacity, the Company expects to be able to supply all its PETE sheet needs for fiscal 1998. In fact, at certain times during the year, the Company anticipates it will be extruding PETE sheet at less than its full production capacity and on occasion, may extrude plastic sheet for other manufacturers.

   The PETE resin pellets used to make plastic sheet may be purchased from several large suppliers, including Eastman Chemical Company, Shell Chemical Company, and E I Dupont DeNemours & Co. While the available supply of PETE has historically been considered adequate, supplies of resin did tighten during fiscal 1996 and the Company experienced significant increases in raw material costs from its suppliers of virgin and recycled PETE resin. Among other factors, these prices reflect increasing demand for PETE resin by apparel manufacturers and soft drink bottlers worldwide. However, in fiscal 1997, the Company experienced significant reductions in the cost of these raw materials as capacity was being added by refiners. The Company believes that as refiners continue to expand capacity during the next few years, the supply of PETE will exceed the increase in demand and there will be a more stable pricing environment. Furthermore, worldwide changes in oil prices and availability may affect the cost and availability of resins and plastic sheet. While the Company was not dependent on any one supplier of resin, during fiscal 1996, the Company executed a three-year supply agreement, subject to minimum purchase requirements, for a major portion of its virgin resin needs with a major PETE resin supplier. During fiscal 1997, the Company and such supplier amended this agreement to allow pricing to float with market conditions subject to limits on the amount of price increases but with no limits on price decreases.

Marketing and Sales

   In promoting its products, the Company relies primarily on direct sales contacts and the displaying of its products at industry trade shows, rather than extensive print advertising. The Company markets and sells its products through 5 regional sales managers and approximately 40 independent manufacturers' representatives or "brokers." The regional sales managers have territorial and/or product line sales responsibility. The sales managers supervise the brokers' activities and make selected direct sales calls with certain key customers. Typically, brokers have responsibility for calling on existing and potential customers, such as grocery store chains, food processors and distributors within a specific assigned sales territory.

   Although the market for the Company's food packaging is generally nationwide, some product sales are concentrated in certain geographic areas, such as blueberry packaging in certain northern tier states and strawberry packaging in California and Florida. During the past three years, the Company has shipped to a small but growing number of customers in other countries. In addition, the Company has ownership interest in two joint ventures and one product licensing agreement which involve marketing or manufacturing, or both, outside the United States.

   The Company primarily uses common carriers to ship its products. The Company, like many other packaging manufacturers, generally sells products at a price that includes shipment to the customer's location. However, the Company also sells produce containers to certain customers with the customer responsible for bearing the shipment costs.

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

    In October 1992, the Company purchased a 21,500 square foot facility, adjacent to its manufacturing facilities, to house its recycling equipment which was installed in March 1993. In August 1995, the Company shut down this recycling facility having experienced increasing difficulty in finding reliable sources of post-consumer PETE for reprocessing. During fiscal 1997, the Company wrote down this equipment to its estimated net realizable value. The Company continues to search for a buyer of this equipment but currently has no ongoing substantive discussions with any potential purchasers.

Government Regulation

   The United States Food and Drug Administration ("FDA") regulates packaging that comes into contact with food, including packaging made from recycled material. The Company sought, and subsequently obtained, the FDA staff's acknowledgment that it does not object to the use of recycled PETE in the line of produce containers manufactured by the Company. In addition, the Company also sought and obtained the FDA staff's acknowledgment that it does not object to the use of co-extruded PETE (Petewich(R)) which has a layer of recycled PETE laminated between layers of virgin PETE.

   The plastic packaging industry (including the Company) is subject to existing federal, state and local regulations and potential regulations in connection with legislation designed to reduce solid waste. Proposed regulations have ranged from requiring plastics to be degradable in landfills to banning specific products altogether. Current regulations, however, include simple labeling requirements that aid in the recycling process; banning certain materials unless subject to specified recycling/reuse programs; and imposing taxes or advance disposal fees on all containers on a per-unit basis, with the fees being used to fund recycling programs. At the present time, the Company believes it is in substantial compliance with all local, state and federal laws designed to reduce solid waste entering landfills.

Customer Base

   The Company has over 750 active customers located throughout the United States as well as Canada, Australia, South America, Mexico and other countries. Only one customer, Kroger, accounted for more than 10% of the Company's sales during fiscal 1997. The loss of this customer may have a material adverse effect on the Company's operations. With time and subject to additional growth of its business, the Company expects its dependence on any single customer or small number of customers will diminish.

Backlog

    Although from time to time the Company receives advance orders for certain of its produce containers, the Company does not believe that backlog is a material aspect of its business.

Competition

   The Company's products compete with non-plastic packaging alternatives, including paper, aluminum and paper pulp or wood (as often used in produce packaging), as well as with packaging products made from polystyrene, PETE and other plastics. The Company believes that its primary competitive advantages include its ability to rapidly develop and produce innovative packaging designs to meet customer needs; its ability to rapidly fill most customer orders; and the functional, environmental and merchandising advantages of the Company's predominantly PETE based product line.

   The Company competes with packaging manufacturers with substantially greater financial resources, marketing and development resources. Primary competitors in plastic packaging include Tenneco Packaging, IVEX Packaging Corporation and InLine Packaging. These competitors may be able to sell products similar to those of the Company's at a lower price than the Company, because a significant portion of their plastic products are manufactured using polystyrene plastic material which is lower in cost than PETE. The Company believes that the price advantage of competitors using non-PETE resins is, in part, offset by the higher quality, greater versatility and superior utility of products made from PETE. However, the degree to which this price advantage may benefit competitors has and will vary over time, depending on the cost disparity between polystyrene and PETE resin prices.

Patents and Trademarks

   The Company currently holds a number of design patents related to bakery and produce containers. As the Company develops new and innovative container designs, it applies for design patents where possible. Also, the Company has obtained federal trademark registrations on the marks "Ultra Fresh,(R)" "Ultra Tub,(R)" "Ultra Clam,(R)" "Show-bowls,(R)" "Snack Clam,(R)" and "Petewich(R)" from the United States Patent and Trademark Office. The Company believes that the loss of its right to use one or more of its trademarks would not have a material adverse effect on the Company's business. The Company believes that its continued success will depend primarily on its level of customer service, product design and the management abilities of its officers, directors, key employees and sales representatives, rather than on ownership of patents or trademarks.

Employees

   As of March 28, 1997, the Company had 49 salaried employees and 223 hourly employees, none of whom were represented by labor unions or subject to collective bargaining agreements. Also at March 28, 1997, the Company had contracted the services of approximately 47 production workers through temporary agencies. Because the unemployment rate is currently low, from time to time, the Company may have difficulty in attracting and retaining qualified employees. The Company generally believes its relations with its employees are good.

ITEM 2 - PROPERTIES

   The Company utilizes approximately 454,000 square feet of space for its manufacturing, warehousing and office facilities located in Rogers, Minnesota. The Company owns approximately 109,000 square feet of this space and leases the remaining facilities under four separate operating lease agreements. The square feet covered under each lease and the respective expiration date is as follows:

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

   All of these leases provide renewal and purchase options during the lease term.

ITEM 3 - LEGAL PROCEEDINGS

   The Company is a party to various litigation matters arising in the normal course of its business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1997.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   The Company's common stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "UPAC" since January 7, 1992. The following table sets forth, as reported by Nasdaq for the periods indicated, the range of high and low sale prices of the Company's common stock.


                                                          HIGH         LOW
                                                          ----         ---
          FISCAL YEAR ENDED JANUARY 31, 1997

              First Quarter                              $3-3/8       $2-1/2
              Second Quarter                              4-3/8        2-3/4
              Third Quarter                               4-1/4        2-3/8
              Fourth Quarter                              4-7/16       2-5/8

                                                          HIGH         LOW
                                                          ----         ---
          FISCAL YEAR ENDED JANUARY 31, 1996

              First Quarter                              $7-1/8       $5-3/8
              Second Quarter                              7-1/4        5-5/8
              Third Quarter                               6-1/8        3-7/8
              Fourth Quarter                              4-1/8        3-1/8

   As of April 17, 1997, there were approximately 600 holders of record, plus approximately an additional 1,000 beneficial owners of the Company's common stock.

   The Company has never paid cash dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future. In addition, one of the Company's current loan agreements prohibits the payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                   Years ended January 31,
                                                      -------------------------------------------------
                                                       1997       1996        1995     1994      1993
                                                      -------   --------    -------   -------   -------
                                                    (in thousands, except for Earnings per Common Share)
Statements of Earnings Data
      Net sales                                       $61,719   $ 66,129    $57,250   $41,189   $27,572
      Cost of products sold                            42,156     54,187     41,625    30,521    19,688
                                                      -------   --------    -------   -------   -------

               Gross profit                            19,563     11,942     15,625    10,668     7,884

      Operating expenses
          Marketing and sales                          10,647     11,481     10,066     8,202     5,287
          Administrative                                2,750      2,760      2,347     1,549     1,728
                                                      -------   --------    -------   -------   -------
                                                       13,397     14,241     12,413     9,751     7,015
                                                      -------   --------    -------   -------   -------

               Operating profit (loss)                  6,166     (2,299)     3,212       917       869

      Interest expense and other                        3,223      2,581      1,507       842       413
                                                      -------   --------    -------   -------   -------

               Earnings (loss) before income tax        2,943     (4,880)     1,705        75       456

      Income tax provision (benefit)                    1,144     (1,721)       654        16       186
                                                      -------   --------    -------   -------   -------

               NET EARNINGS (LOSS)                    $ 1,799   $ (3,159)   $ 1,051   $    59   $   270
                                                      =======   ========    =======   =======   =======

      Earnings (loss) per common share                $   .47   $   (.84)   $   .28   $   .02   $   .08
                                                      =======   ========    =======   =======   =======

      Weighted average number of shares outstanding     3,792      3,766      3,766     3,768     3,587
                                                      =======   ========    =======   =======   =======


                                                                        January 31,
                                                      -------------------------------------------------
                                                        1997      1996        1995     1994      1993
                                                      -------   --------    -------   -------   -------
Balance Sheet Data
      Working capital                                 $   270   $  2,685    $ 6,771   $ 5,632   $ 5,084
      Total assets                                     41,736     50,581     44,322    32,801    23,503
      Long-term obligations                            15,978     27,235     20,227    13,652     6,564
      Shareholders' equity                             11,528      9,427     12,587    11,533    11,474



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

   THE FOLLOWING DISCUSSION CONTAINS CERTAIN STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT EXPECTATIONS REGARDING THE FUTURE RESULTS OF OPERATIONS AND PERFORMANCE OF THE COMPANY. WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE SET FORTH IN SUCH STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED BELOW AS WELL AS ELSEWHERE IN THIS DOCUMENT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

Background

   Ultra Pac, Inc., designs, manufactures, markets and sells plastic containers and packaging to the food industry, including supermarkets, distributors of food packaging, wholesale bakery companies, fruit and vegetable growers, delicatessens, processors and retailers of prepared foods, and foodservice providers. The Company's packaging is primarily made from virgin and recycled polyethylene terephthalate ("PETE") which the Company extrudes into plastic sheet and thermoforms into various shapes.

   Management believes that future sales and earnings could be affected by various factors. These include: supply and demand for PETE raw material, (including both virgin resin and recycled material), and the resulting impact on the Company's raw material costs; competitive pressures in the marketplace for the Company's products both from existing competitors and new entrants into the market place and from competitors who use lower-cost non PETE resins such as OPS (oriented polystyrene); weather conditions during the growing season of fresh produce and the resulting impact on the demand for plastic packaging, principally during the Company's first, second and third fiscal quarters; the Company's ability to estimate future sales and react to any significant unforeseen increases or decreases in sales and the impact on its fixed overhead cost structure including the possible need for significant captial expenditures; and the cost, availability and amount of the Company's debt financing.

Results of Operations

   The following table sets forth, for the periods indicated, information derived from the Statements of Operations of the Company expressed as a percentage of net sales.

                                                           Fiscal years ended January 31,
                                                           ------------------------------
                                                        1997            1996           1995
                                                        ----            ----           ----
       Net sales                                         100.0%         100.0%         100.0%
       Cost of products sold                              68.3           81.9           72.7
                                                         -----          -----          -----
            Gross profit                                  31.7           18.1           27.3

       Operating expenses
             Marketing and sales expense                  17.2           17.4           17.6
             Administrative expense                        4.5            4.2            4.1
                                                         -----          -----          -----
                                                          21.7           21.6           21.7
                                                         -----          -----          -----
            Operating profit (loss)                       10.0           (3.5)           5.6

       Other income (expense)
             Write down of recycling equipment            ( .8)             -              -
             Interest expense and other                   (4.4)          (3.9)          (2.6)
                                                         -----          -----          -----
                                                          (5.2)          (3.9)          (2.6)
                                                         -----          -----          -----
            Earnings (loss) before income taxes            4.8           (7.4)           3.0

       Income tax provision (benefit)                      1.9           (2.6)           1.2
                                                         -----          -----          -----
            NET EARNINGS (LOSS)                            2.9%          (4.8)%          1.8%
                                                         =====          =====          =====

Fiscal 1997 Compared To Fiscal 1996

Net Sales:
   Net sales decreased 6.7% from $66,128,723 to $61,718,514 for the year ended January 31, 1997 ("fiscal 1997"), as compared to the year ended January 31, 1996 ("fiscal 1996"). The decrease in net sales during fiscal 1997 was due in part to the Company's focus on margin improvement rather than on sales growth. The Company also believes that competitive pressures resulted in a decline in bakery and produce container sales due to new entrants into the markets served and pricing pressures from competitors using lower-cost, non-PETE resins such as oriented polystyrene.

   The decrease in bakery and produce container sales was offset in part by an increase in sales of the Company's line of Ultra Lite Bakeable products and its line of food service products. The Company expects to see continued sales growth in both these product lines in the fiscal year ending January 31, 1998 ("fiscal 1998") and believes that these markets will continue to provide opportunities for continued growth beyond fiscal 1998. The Company also anticipates, in fiscal 1998, a reversal of the fiscal 1997 sales decline of its bakery and produce containers. In addition, the Company will be introducing, in the second quarter, its Reservations series of plastic food containers for the rapidly expanding home meal replacement and other food service markets. While the cost disparity between oriented polystyrene and PETE had increased significantly during fiscal 1996, the Company has seen a narrowing of this disparity during the second half of fiscal 1997. As result, the Company believes it can be more competitive in some markets in which it lost sales in fiscal 1997 including bakery and produce containers.

   Management continues its efforts to identify and analyze long term market trends, competitive strategies, and other factors that influence market conditions or result in competitive pressures. Management believes that this activity will assist the Company in developing future markets, and product and price strategies, as well as improving its production planning process. In connection with its efforts in this area, the Company hired a Director of Sales and Marketing in August 1996 and has also expanded its sales and marketing support staff.

Gross Profit:
   Gross profit margins increased from 18.1% during fiscal 1996 to 31.7% during fiscal 1997. The improvement in gross profit margins is primarily attributable to lower prices of PETE resin and of other raw materials, and to a lesser extent, to the Company's ability to supply all PETE sheet needs from in-house extrusion facilities and to a decline in production labor costs coupled with improved manufacturing efficiencies.

   During fiscal 1996, the Company experienced significant increases in raw material costs from its suppliers of virgin PETE resin and recycled PETE material. These prices remained high during the early part of fiscal 1997. However, prices for virgin PETE resin and recycled material declined dramatically during the second and third quarters of fiscal 1997 due in part to increased capacity of refiners and lower market prices for of paraxylene, a major component of PETE resins. These prices remained relatively flat during the fourth quarter and the Company does not anticipate any significant increases in the foreseeable future for virgin PETE resins. This decline in the cost of PETE resin and recycled material in fiscal 1997 was significantly greater than the increase experienced in fiscal 1996. During fiscal 1997, the Company amended its three-year resin supply agreement, entered into in fiscal 1996, to allow for pricing to float with market conditions subject to limits on the amount by which prices may increase (approximately 10% from the Company's current price) with no limit on price decreases. Under this agreement, the Company is required to purchase minimum resin quantities which will supply a major portion of its virgin PETE resin needs.

   With the installation of its fifth and sixth extrusion lines in fiscal 1996, the Company was able to supply all its PETE sheet needs for fiscal 1997 and expects to be able to do so during fiscal 1998. In fact, at various times, the Company extrudes PETE sheet at less than its full production capacity and on occasion, extrudes plastic sheet for other manufacturers. The cost of plastic sheet extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources.

   The Company's workforce was dramatically lower in fiscal 1997 as compared to fiscal 1996. On average during fiscal 1997, the Company employed approximately 319 people as compared to 468 during fiscal 1996. Almost all of the reduction in staffing levels was in the Company's manufacturing operations reflecting improved productivity. The Company expects productivity improvements to continue in fiscal 1998, although at a slower rate, and also expects that the number of people employed may increase to support the anticipated increase in sales during fiscal 1998.

   The Company expects its gross margin percentage for fiscal 1998 to improve from fiscal 1997 reflecting the continued impact of the factors discussed above, however at a slower rate than was achieved in fiscal 1997. The Company expects to realize the positive impact of lower resin prices for the full year as compared to only the second half of fiscal 1997. However, this impact is expected to be offset to some degree by the continuing competitiveness of the price-sensitive food packaging marketplace.

Operating Expenses:
   Marketing and sales expense decreased from $11,481,007 or 17.4% of net sales, to $10,647,163 or 17.2% of net sales during fiscal 1997, as compared to fiscal 1996. The decrease in marketing and sales expense was primarily due to lower sales levels resulting in a reduction in freight and commission expense. The commission expense decrease, in dollars and as a percentage of sales, was partially due to a reduction in the commission rate. The Company expects its marketing and sales expenses to increase in fiscal 1998 in both dollars and as a percentage of sales reflecting in part the anticipated increase in sales and an increase in its commission rate structure for fiscal 1998. The Company has also expanded its sales and marketing staff with the addition of another regional sales manager in the fourth quarter of fiscal 1997 and recent additions to the sales and marketing support staff.

   Administrative expenses of $2,759,614 or 4.2% of net sales in fiscal 1996 and $2,749,693 or 4.5% of net sales in fiscal 1997, remained relatively unchanged. However, fiscal 1997 expenses included costs associated with the May 1996 hiring and subsequent October 1996 separation of a Chief Operating Officer, as well as the addition of a Director of Management Information Systems in August 1996. Although the Company saw an increase in legal costs associated with certain litigation matters arising in the normal conduct of the Company's business, almost all of those legal costs, which were associated with the Company's claim for patent infringement, were reclassified during the fourth quarter ended January 31, 1997 into "Other Income and Expense" to offset the proceeds received, in January 1997, from the settlement of such litigation.

Interest Expense and Other:
   Interest expense increased from $2,516,672 or 3.8% of net sales, to $2,584,498 or 4.2% of net sales, for fiscal 1997, as compared to fiscal 1996. During the second half of fiscal 1997, the Company significantly lowered its debt levels primarily through improved earnings and cash flow performance during such time. The interest savings from these lower debt levels was offset by an increase in interest rates resulting from the refinancing of its bank debt in June 1996 as discussed under Liquidity and Capital Resources. The Company anticipates that interest expense for fiscal 1998 will decline from fiscal 1997 for several reasons including significantly lower debt levels resulting from improved cash flow. In addition, no significant capital expenditures are planned for fiscal 1998 and interest rate differentials are lower as a result of the February 1997 refinancing of its bank debt.

   Other income and expense increased from $65,180 or .1% of net sales, to $637,921 or 1.0% of net sales for fiscal 1997, as compared to fiscal 1996. During the second and third quarters of fiscal 1997, the Company recorded charges of $50,000 and $459,638 respectively from the writedown to the estimated net realizable value of the Company's recycling equipment. The Company continues to search for a buyer of this equipment, but currently has no ongoing substantive discussions with any potential purchasers.

Income Taxes:
   The Company has recorded deferred tax assets of $3,590,000, primarily resulting from the benefit of net operating loss carryforwards, which expire in varying amounts between the years ending January 31, 2008 and 2011. These deferred tax assets are offset by deferred tax liabilities of $3,543,000 resulting primarily from accelerated depreciation. Management believes existing deferred tax assets will be realized in subsequent years.

Fiscal 1996 Compared To Fiscal 1995

Net Sales:
   Net sales increased 15.5% from $57,249,979 to $66,128,723 for the year ended January 31, 1996 as compared to the year ended January 31, 1995 ("fiscal 1995"). The rate of sales growth during fiscal 1996 was significantly lower than historical growth rates.

   The increase in net sales during fiscal 1996 reflected increased unit volume of the Company's produce containers and line of Ultra Lite Bakeables(TM) (which the Company first introduced during the summer of 1994) in combination with several price increases the Company implemented between October 1994 and April 1995. While sales dollars had continued to grow in each product category, unit volume of bakery and deli containers declined by approximately 6% during fiscal 1996 as compared to fiscal 1995.

   The Company believes that the decline in unit volume of its bakery containers and deli containers which may be used in bakery applications occurred primarily due to the increasingly competitive nature of the marketplace that has been caused by aggressive pricing practices by competitors. The Company believes this is particularly the case with competitors who use lower-cost, non-PETE resins such as oriented polystyrene. This cost disparity increased significantly during fiscal 1996, creating additional competitive pressure on pricing of the Company's products. The Company has also seen an increase in the number of packaging manufacturers serving the bakery/deli market. To a lesser degree, the Company also believes that changing consumer buying habits, including a shift from high-fat to low or non-fat products, may have accounted for lower unit volume of certain bakery/deli containers. However, the Company believes that its line of bakery and deli containers can accommodate bakery products which satisfy shifting consumer preferences.

Gross Profit:
   Gross profit margins decreased from 27.3% during fiscal 1995 to 18.1% during fiscal 1996. The decrease in gross profit margins during fiscal 1996 was primarily due to the following three factors: higher raw material costs; higher fixed overhead costs that the Company incurred to support a significant anticipated increase in sales that did not materialize; and higher labor costs. The higher costs related to these three factors were not fully offset by price increases to its customers.

   The Company experienced significant increases in raw material costs from its suppliers of virgin PETE resin and recycled PETE material. The purchase of resin material represents more than 50% of the Company's product cost. Among other factors, these PETE raw material costs reflected increasing demand for PETE resin by apparel manufacturers, soft drink bottlers and other users, worldwide. While the Company increased its prices to customers, such increases did not fully offset these increases in raw material costs.

   Higher fixed overhead costs resulted primarily from the addition of thermoforming and extrusion equipment, molds, and leased facilities to increase manufacturing capacity based on anticipated sales. However, the Company experienced lower than anticipated sales of bakery and deli containers, and, as described below, it also experienced significantly lower than anticipated sales of produce containers during fiscal 1996.

   At the beginning of the 1995 California berry season (i.e., during fiscal
1996), the Company began expanding its capacity to meet an anticipated increase in demand for the Company's berry containers based on a significant anticipated increase in the overall berry harvest. Despite heavy rains in California earlier in the year, indications were that berry production might be delayed, but would still meet the Company's earlier expectations. In mid-summer, however, berry growers also suffered an extended period of 100 degree-plus heat which compounded the effect of the excessive rainfall earlier in the year. These factors reduced the overall size of the berry crop and caused a higher than normal percentage of the crop to be used for frozen and other applications. This led to a reduction in the demand for the Company's packaging. In July 1995, as a result of this reduction in demand, management significantly reduced its temporary workforce.

   The Company incurred higher labor costs due to the combined effect of a wage increase plan the Company implemented in February 1995 and the fact that production efficiencies did not increase at the same rate as the increase in wages. Because the Company had experienced an excessive level of employee turnover which it believes was related to low wage rates, it implemented the wage increase plan to become more competitive in the local labor market.

   The Company had taken a number of actions intended to improve gross profit margins on a long-term basis. The most significant actions were the installation of a fifth extrusion line in May 1995 and a sixth extrusion line in September 1995. The cost of plastic sheet which is extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources. The Company continued to purchase polystyrene sheet from outside suppliers as it has in the past.

   The Company negotiated a three-year supply agreement for a major portion of its virgin PETE resin needs. Minimum resin quantities are required to be purchased at a fixed price (adjusted annually) that is favorable to the Company under current market conditions.

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

Liquidity and Capital Resources

   Because the Company's business is highly capital intensive, it has traditionally relied heavily on bank and other debt financing to fund its capital requirements. While the Company expects to continue to rely on bank and other debt financing, the Company, in fiscal 1997, dramatically reduced its level of debt financing due to its improved operating performance and significantly lower capital expenditures. As of January 31, 1997, the Company had borrowed $2,828,061 under its amended $8,000,000 revolving credit facility, leaving $5,171,939 potentially available. Under the Company's borrowing base, $2,140,605 of the $5,171,939 was available at January 31, 1997.

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

   In June 1996, the Company received from its principal lender an additional $2,600,000 pursuant to a new term note. The proceeds were used to pay down its existing revolving credit facility, including excess borrowings under such facility. The term note had an interest rate at 3% over the bank's base rate with monthly installments of $75,000 plus interest with the remaining balance of $1,281,453 due May 31, 1997. The balance of this note was paid in full on January 31, 1997 in connection with the February 1997 amendment with its bank as discussed below. Additionally, the terms of its existing credit facility and its existing term note with its principal lender were modified to increase the interest rate differentials on both the facility and existing term note by 1% and .875%, respectively, to reduce the Company's borrowing base under the facility by $1,000,000, and to amend certain financial covenants.

   In June 1996, certain of the Company's equipment lenders amended their equipment notes to defer approximately $2,250,000 in principal payments due during fiscal 1997. Pursuant to the amendments, the deferred principal payments are due with the last payment of each respective equipment notes. Additionally, the Company may be required, subject to certain restrictions, to repay a portion of the deferred principal over the next two fiscal years to the extent there is availability under the Company's revolving credit facility as determined on January 31 and April 30, 1997 and 1998. The Company has included an estimated additional $300,000 in current maturities of long-term obligations based upon payments to be required under this amendment.

   In connection with the June 1996 refinancing discussed above, the Company issued warrants to certain lenders to purchase 185,000 shares of the Company's common stock. Such warrants are exercisable at $3.00 per share, representing the market price existing at time of issuance, and will expire June 2006. The issuance of these warrants resulted in $147,334 of additional interest to be recognized over the term of the respective credit facilities and notes.

   In February 1997, the Company amended its credit facility and term note with its principal lender to reduce the interest rate differentials on both by 1%, to extend the maturity date to May 31, 1999 and to reduce the amount available under the revolving credit facility by $1,500,000 to $8,000,000 reflecting the Company's decreased credit needs.

   The Company believes its existing revolving credit facility is adequate to support its operations through the term of such facility.

   Working capital decreased from $2,685,374 on January 31, 1996 to $270,438 on January 31, 1997. This decrease is primarily attributable to reductions in accounts receivable, inventories and refundable sales and income taxes offset in part by a decrease in accounts payable. Accounts receivable decreased from $4,706,477 on January 31, 1996 to $3,129,968 on January 31, 1997. This decrease is due in part to a decrease in receivables outstanding from the Company's joint venture in Chile and a decrease in receivables from the Company's partner in such joint venture as compared to last year because of revised payment terms used in fiscal 1997. This foreign receivable represented approximately 8.5% of trade receivables as of January 31, 1997 as compared to 19% of trade receivables at January 31, 1996. Inventories declined from $9,599,515 on January 31, 1996 to $6,872,430 on January 31, 1997. This decrease is due to a reduction in inventory levels of raw materials and work in process as well as lower costs of inventories due to lower raw material prices and lower manufacturing costs due to improved manufacturing efficiencies and lower labor costs as previously discussed. Accounts payable decreased from $10,437,204 on January 31, 1996 to $5,838,416 on January 31, 1997 primarily as the result of lower balances due to certain vendors to whom the Company had delayed its payments in late fiscal 1996 and early fiscal 1997.

   For fiscal 1997, $9,057,924 of cash was provided by operating activities as compared to $3,563,404 for fiscal 1996. This reflects an decrease in accounts receivable, refundable income and sales taxes and inventories, and other funds generated through operations, offset in part by the decrease in accounts payable.

   Property, equipment and improvements decreased from $32,067,808 on January 31, 1996 to $27,678,610 on January 31, 1997. The decrease is principally due to depreciation. Given that the Company's level of production equipment and facilities was sufficient to meet its fiscal 1997 requirements, capital expenditures in fiscal 1997 were significantly lower than in the past two fiscal years. The Company purchased $569,325 of property and equipment in fiscal 1997 as compared to $9,611,266 and $8,881,457 in fiscal 1996 and fiscal 1995 respectively.

   As of January 31, 1997, the Company had approximately $100,000 outstanding in capital commitments and was reviewing only minimal expenditures related to improving manufacturing efficiencies and expenditures on molds for new products. Because the Company believes that its current level of production equipment and facilities is sufficient to meet anticipated fiscal 1998 requirements, its capital expenditures for fiscal 1998 are anticipated to be less than $1,500,000 which the Company expects will be financed from funds available through the Company's credit facilities and funds generated from operations.

Seasonality of Sales and Earnings

   Historically, the Company's sales were highest during the third quarter and declined during the fourth quarter. Since the introduction of its line of produce containers during 1992, the percentage of the Company's sales occurring during the first two quarters has progressively increased and the Company expects this trend to continue.

   Because the Company's sales have historically declined during the fourth quarter while its fixed overhead costs have remained relatively constant, the Company's gross margins and operating profit have generally been lowest during the fourth quarter. Since the introduction of the Company's line of produce containers, this has also impacted the third quarter gross margins and operating profit. However, given the significant increases in prices for virgin PETE resin and recycled material during fiscal 1996, and the significant declines in PETE prices during the second and third quarters of fiscal 1997, the Company's gross margin (both in dollars and as a percentage of sales) was actually lower during the first two quarters of fiscal 1997 than in the third quarter and fourth quarters. The Company believes that as refiners continue to expand capacity, the supply of PETE will exceed the increase in demand and there will be a more stable pricing environment. As a result, the relationship of gross margins from quarter to quarter should be more consistent with historic results. The relationship of gross margins from quarter to quarter during fiscal 1997 is not expected to re-occur.

Recently Issued Accounting Standard

   During February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

   SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fourth quarter and year ending January 31, 1998. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $.48 per share for the year ended January 31, 1997 versus $.47 per share as reported, and would have been the same as previously reported primary earnings per share for the years ended January 31, 1996 and 1995. Dilutive earnings per share would have been the same as previously reported primary earnings per share for the years ended January 31, 1997, 1996 and 1995.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

   Identified at Item 14 hereof and incorporated herein by reference are the financial statements and schedules following Item 14 of this report.

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                                    PART III.

   Items 10, 11, 12, and 13 of Part III are omitted because the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended January 31, 1997, a definitive proxy statement containing information pursuant to Regulation 14A of the Securities Exchange Act of 1934, and that such information shall be deemed to be incorporated herein by reference from the date of filing such document.


                                     PART IV

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
           ON FORM 8-K

1.  Financial Statements

The following financial statements of Ultra Pac, Inc. are included herein at the indicated page numbers:

                                                                        Page No.
                                                                        --------
Report of Independent Certified Public Accountants                         F-1

Balance Sheets at January 31, 1997 and 1996                                F-2

Statements of Operations - Years ended January 31, 1997, 1996 and 1995     F-4

Statement of Shareholders' Equity - Years ended January 31, 1997,
     1996 and 1995                                                         F-5

Statements of Cash Flows - Years ended January 31, 1997, 1996 and 1995     F-6

Notes to Financial Statements - January 31, 1997, 1996 and 1995            F-7

2.  Financial Statement Schedule

The following financial statement schedule of Ultra Pac, Inc. is included herein at the indicated page number:

                                                                        Page No.
                                                                        --------
     Report of Independent Certified Public
         Accountants on Schedule                                           E-1

     II. Valuation of Qualifying Accounts - Years ended January 31, 1997,
         1996 and 1995                                                     E-2

All other schedules of Ultra Pac, Inc. have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.


3. (a)    Exhibits

   The exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the Financial Statement Schedules. A copy of these Exhibits will be furnished at a reasonable cost to any person who is a shareholder of the Company as of May 16, 1997 upon receipt from any such person of a written request for any such Exhibit. Such request should be sent to Ultra Pac, Inc., 21925 Industrial Blvd., Rogers, Minnesota 55374, Attention: Chief Financial Officer.

   (b)    Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the fourth quarter of the year ended January 31, 1997.



                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ULTRA PAC, INC.



Dated:  April 22, 1997                            By:   /s/ Calvin Krupa
                                                        ----------------
                                                        Calvin Krupa
                                                  Its:  President and Chief
                                                        Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                         Date
---------                          -----                         ----

/s/ Calvin Krupa                   President, Chief              April 22, 1997
------------------------           Executive Officer and
Calvin Krupa                       Director


/s/ William J. Howard              Chief Operating Officer       April 22, 1997
------------------------
William J. Howard


/s/ Brad C. Yopp                   Chief Financial               April 22, 1997
------------------------           Officer (Principal
Brad C. Yopp                       Accounting Officer)


/s/ James A. Thole                 Secretary and                 April 22, 1997
------------------------           Director
James A. Thole


/s/ John F. DeBoer                 Director                      April 22, 1997
------------------------
John F. DeBoer


/s/ Thomas F. Rains                Director                      April 22, 1997
------------------------
Thomas F. Rains


/s/ Frank I. Harvey                Director                      April 22, 1997
------------------------
Frank I. Harvey

   No annual report or proxy materials have been sent to security holders. An annual report for the Company's fiscal year ended January 31, 1997, will be forwarded to shareholders.




Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Ultra Pac, Inc.


We have audited the accompanying balance sheets of Ultra Pac, Inc. (a Minnesota corporation) as of January 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultra Pac, Inc. as of January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.



/s/ DIVINE, SCHERZER & BRODY, LTD.



St. Paul, Minnesota
March 14, 1997


                                 Ultra Pac, Inc.

                                 BALANCE SHEETS

                            January 31, 1997 and 1996


                                 ASSETS (Note E)
                                                                              1997          1996
                                                                          -----------   -----------
CURRENT ASSETS
     Cash (note C)                                                        $   663,072   $   345,906
     Accounts receivable
         Principally trade, less allowance for doubtful receivables and sales discounts of $312,854 and $305,000 at January 31,
              1997 and 1996, respectively (notes C and D)                   3,129,968     4,706,477
         Refundable income and sales taxes                                     22,335     1,534,500
     Inventories (notes A1 and B)
         Raw materials                                                      1,783,640     2,089,444
         Work in process                                                    1,379,856     2,077,652
         Finished goods                                                     3,708,934     5,432,419
     Deferred income taxes (notes A1, A2, A5 and J)                         1,822,000       264,000
     Other current assets (note A7)                                           216,086       153,803
                                                                          -----------   -----------

              Total current assets                                         12,725,891    16,604,201

PROPERTY, EQUIPMENT AND IMPROVEMENTS - AT COST
     Buildings and improvements (note K)                                    3,492,768     3,491,268
     Manufacturing equipment and tooling (notes A7, F and K)               21,957,017    22,592,367
     Extrusion equipment                                                   12,355,550    12,270,044
     Other equipment and furnishings (note A7)                              1,029,281     1,868,806
     Leasehold improvements (note F)                                          957,738       945,219
                                                                          -----------   -----------
                                                                           39,792,354    41,167,704
     Less accumulated depreciation and amortization (note A2)              12,851,061     9,837,213
                                                                          -----------   -----------
                                                                           26,941,293    31,330,491
     Land (note K)                                                            737,317       737,317
                                                                          -----------   -----------
                                                                           27,678,610    32,067,808

OTHER
     Security deposits                                                        499,186       495,956
     Leasehold costs, less accumulated amortization of $48,667
         and $24,333 at January 31, 1997 and 1996, respectively
         (notes A2 and K)                                                     316,333       340,667
     Investments in affiliates (notes A3 and D)                               232,350       143,215
     Deferred income taxes (notes A1, A2, A5 and J)                              --         722,000
     Other                                                                    283,215       207,391
                                                                          -----------   -----------
                                                                            1,331,084     1,909,229
                                                                          -----------   -----------

                                                                          $41,735,585   $50,581,238
                                                                          ===========   ===========

        The accompanying notes are an integral part of these statements.


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        1997          1996
                                                                     -----------   -----------
CURRENT LIABILITIES
     Current maturities of long-term obligations                     $ 4,819,961   $ 1,900,220
     Accounts payable - principally trade                              5,838,416    10,437,204
     Accrued liabilities
         Compensation                                                  1,140,975       843,922
         Interest and other                                              590,636       737,481
     Income taxes payable                                                 65,465          --
                                                                     -----------   -----------

              Total current liabilities                               12,455,453    13,918,827


LONG-TERM OBLIGATIONS, less current maturities (note E)               15,977,599    27,235,076


DEFERRED INCOME TAXES (notes A1, A2, A5 and J)                         1,775,000          --


COMMITMENTS AND CONTINGENCIES (notes E and G)                               --            --


SHAREHOLDERS' EQUITY
     Common stock - authorized, 10,000,000 shares of no par value;
         issued and outstanding, 3,814,015 and 3,766,215 shares at
         January 31, 1997 and 1996, respectively (notes E and H)       7,784,972     7,631,572
     Additional contributed capital                                    1,360,334     1,213,000
     Retained earnings                                                 2,382,227       582,763
                                                                     -----------   -----------
                                                                      11,527,533     9,427,335
                                                                     -----------   -----------

                                                                     $41,735,585   $50,581,238
                                                                     ===========   ===========


                                 Ultra Pac, Inc.

                            STATEMENTS OF OPERATIONS

                   Years ended January 31, 1997, 1996 and 1995


                                                             1997            1996            1995
                                                         ------------    ------------    ------------
Net sales (notes A4, C and D)                            $ 61,718,514    $ 66,128,723    $ 57,249,979

Cost of products sold (notes B and K)                      42,155,775      54,186,647      41,624,598
                                                         ------------    ------------    ------------

         Gross profit                                      19,562,739      11,942,076      15,625,381

Operating expenses (note K)
     Marketing and sales                                   10,647,163      11,481,007      10,066,119
     Administrative                                         2,749,693       2,759,614       2,347,558
                                                         ------------    ------------    ------------
                                                           13,396,856      14,240,621      12,413,677
                                                         ------------    ------------    ------------

         Operating profit (loss)                            6,165,883      (2,298,545)      3,211,704

Other income (expense)
     Interest expense                                      (2,584,498)     (2,516,672)     (1,507,495)
     Write down of recycling equipment (note A7)             (509,638)           --              --
     Equity in net loss of affiliates (notes A3 and D)        (49,429)         (8,585)           --
     Other                                                    (78,854)        (56,595)            675
                                                         ------------    ------------    ------------
                                                           (3,222,419)     (2,581,852)     (1,506,820)
                                                         ------------    ------------    ------------

         Earnings (loss) before income taxes                2,943,464      (4,880,397)      1,704,884

Income tax provision (benefit)
     (notes A1, A2, A5 and J)                               1,144,000      (1,721,000)        654,000
                                                         ------------    ------------    ------------

         NET EARNINGS (LOSS)                             $  1,799,464    $ (3,159,397)   $  1,050,884
                                                         ============    ============    ============


Earnings (loss) per common share (note A8)               $        .47    $       (.84)            .28
                                                         ============    ============    ============

Weighted average number of shares outstanding
     (note A8)                                              3,791,886       3,766,215       3,766,144
                                                         ============    ============    ============

        The accompanying notes are an integral part of these statements.


                                 Ultra Pac, Inc.

                STATEMENT OF SHAREHOLDERS' EQUITY (Notes E and H)

                   Years ended January 31, 1997, 1996 and 1995

                                                Common Stock         Additional
                                            ----------------------   contributed   Retained
                                             Shares       Amount       capital     earnings
                                            ---------   ----------   ----------   -----------
Balance - January 31, 1994                  3,765,715   $7,628,322   $1,213,000   $ 2,691,276

     Common stock issued for services             500        3,250         --            --

     Net earnings for the year ended
         January 31, 1995                        --           --           --       1,050,884
                                            ---------   ----------   ----------   -----------

Balance - January 31, 1995                  3,766,215    7,631,572    1,213,000     3,742,160

     Net loss for the year ended
         January 31, 1996                        --           --           --      (3,159,397)
                                            ---------   ----------   ----------   -----------

Balance - January 31, 1996                  3,766,215    7,631,572    1,213,000       582,763

     Common stock issued to employees          17,800       54,325         --            --

     Common stock issued upon exercise of
         options                               30,000       99,075         --            --

     Warrants issued in connection with
         financing                               --           --        147,334          --

     Net earnings for the year ended
         January 31, 1997                        --           --           --       1,799,464
                                            ---------   ----------   ----------   -----------

Balance - January 31, 1997                  3,814,015   $7,784,972   $1,360,334   $ 2,382,227
                                            =========   ==========   ==========   ===========


         The accompanying notes are an integral part of this statement.


                                 Ultra Pac, Inc.

                        STATEMENTS OF CASH FLOWS (Note L)

                   Years ended January 31, 1997, 1996 and 1995

                                                                      1997           1996            1995
                                                                  ------------    -----------    ------------
Increase (Decrease) in Cash
Cash flows provided by operating activities
     Net earnings (loss)                                          $  1,799,464    $(3,159,397)   $  1,050,884
     Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities:
              Depreciation and amortization (notes A2 and B)
                  Property, equipment and improvements               4,165,425      3,896,560       2,777,982
                  Leasehold costs                                       24,334         24,333            --
                  Warrants                                              77,488           --              --
              Provision for doubtful receivables                         7,854         60,000         (12,833)
              Non cash compensation to employees                        66,881         38,700            --
              Net (gain) loss on asset disposal and write down         478,098         16,971         (24,824)
              Equity in undistributed net loss of affiliates            49,429          4,800            --
              Net deferred income taxes                                939,000     (1,299,400)        306,300
              Common stock issued for services                            --             --             3,250
              Change in operating assets and liabilities:
                  Accounts receivable                                3,080,820     (1,183,025)     (1,420,130)
                  Inventories                                        2,727,085        741,385      (2,640,451)
                  Other current assets                                  37,717         16,804         (64,161)
                  Accounts payable                                  (4,598,788)     4,549,640       1,210,020
                  Accrued liabilities                                  137,652        178,087         396,948
                  Income taxes payable                                  65,465       (322,054)        320,354
                                                                  ------------    -----------    ------------
                      Net cash provided by operating activities      9,057,924      3,563,404       1,903,339
Cash flows from investment activities
     Capital expenditures                                             (569,325)    (9,611,266)     (8,881,457)
     Proceeds from sale of equipment                                   215,000        206,800         141,625
     Leasehold costs                                                      --             --          (365,000)
     Investments in affiliates                                        (138,564)      (143,215)         (4,800)
     Security deposits and other                                        (9,208)      (198,256)       (137,656)
                                                                  ------------    -----------    ------------
                      Net cash used in investing activities           (502,097)    (9,745,937)     (9,247,288)
Cash flows from financing activities
     Proceeds from long-term obligations                             2,600,000      9,388,449      11,791,194
     Principal payments under long-term obligations                (10,937,736)    (3,005,741)     (4,746,801)
     Exercise of stock options                                          99,075           --              --
                                                                  ------------    -----------    ------------
                      Net cash provided by (used in) financing
                        activities                                  (8,238,661)     6,382,708       7,044,393
                                                                  ------------    -----------    ------------
                      Net increase (decrease) in cash                  317,166        200,175        (299,556)
Cash at February 1                                                     345,906        145,731         445,287
                                                                  ------------    -----------    ------------
Cash at January 31                                                $    663,072    $   345,906    $    145,731
                                                                  ============    ===========    ============


        The accompanying notes are an integral part of these statements.


                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1997, 1996 and 1995


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         The Company designs and markets plastic containers in a wide range of sizes and designs for use primarily in the food industry. In addition, the Company had nominal sales to the floral industry through January 31, 1995; however, the Company has stopped manufacturing for the floral industry and sold its related tooling during the year ended January 31, 1997 (see note A7).

         The Company's products are primarily manufactured by the Company in its vertically integrated production facilities, located in Rogers, Minnesota, using both virgin and recycled materials. However, during August 1995, the Company shut down its recycling center and listed the related equipment for sale (see note A7). Additionally, certain products are manufactured in Chile by Ultra Pac SudAmerica S.A., a joint venture owned 49% by Ultra Pac, Inc.

         Although sales are primarily within the continental United States, the Company has international sales, principally in Canada, South America, Australia and Europe.

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


         2.   Depreciation and Amortization

         For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the applicable assets while amortization of leasehold improvements is provided over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized. The estimated useful lives used to compute depreciation and amortization of property, equipment and improvements are fifteen years for buildings and improvements and ten years for all other depreciable property, equipment and improvements.

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

         5.   Income Taxes

         The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax reporting purposes; these relate primarily to accelerated depreciation, the writedown of the recycling center and to net operating loss and alternative minimum tax credit carryforwards. The tax effects of these differences are recorded as deferred income taxes.

         6.   Accounting for Stock Based Compensation

         During 1997, the Company implemented the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under SFAS 123, the Company will continue to account for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB 25) and will provide pro forma disclosures of net income or loss and income or loss per share as if the fair value basis method prescribed in SFAS 123 had been applied in measuring compensation expense.


         Pursuant to APB 25, no accounting recognition is given to employee stock options issued at fair market value or greater until they are exercised, at which time the proceeds are credited to the capital accounts. With respect to non-statutory compensatory options, the Company may recognize a tax benefit upon exercise of these options in an amount equal to the excess of the fair market value of the common stock over the option price on the day of the exercise. With respect to incentive stock options, tax benefits arising from disqualifying dispositions are recognized at the time of disposition. Tax benefits related to stock options are credited to additional contributed capital.

         7.   Accounting for the Impairment of Long-Lived Assets

         On November 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121), which requires the Company to review for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. See note B for discussion of the writedown of certain assets to their estimated net realizable value pursuant to SFAS 121.

         8.   Earnings (Loss) Per Common Share

         Earnings (loss) per common share are based upon the weighted average number of common and dilutive common equivalent shares outstanding.

         During February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

         SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter and year ending January 31, 1998. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $.48 per share for the year ended January 31, 1997 versus $.47 per share as reported, and would have been the same as previously reported primary earnings per share for the years ended January 31, 1996 and 1995. Dilutive earnings per share would have been the same as previously reported primary earnings per share for the years ended January 31, 1997, 1996 and 1995.


NOTE B - USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables and sales discounts, provision for excess and obsolete inventories and depreciation, valuation of inventory regrind, and realization of deferred income tax assets. Actual results could differ from those estimates.

         The Company's manufacturing processes (thermoforming and extrusion) produce trim and other scrap material that may be ground into flake for reuse by the Company. Most of the scrap material ("regrind") is reused by the Company in the ordinary course of business. However, some of the Company regrind is not reusable due to the color, composition or quantity of the material and is disposed of through sale or other means. Regrind in inventory is reported by the Company in its balance sheet as raw material and is valued at its estimated net realizable value. During the years ended January 31, 1997, 1996 and 1995, the Company adjusted its estimated net realizable value of regrind material downward by approximately $84,000, $250,000, and $100,000, respectively. In addition, writedowns of approximately $479,000 and $140,000 were made for excess and obsolete inventories during the years ended January 31, 1997 and 1996, respectively.

         In connection with the Company's decision to dispose of its tooling related to the floral industry, the Company wrote down tooling by approximately $64,000 and $100,000 during the years ended January 31, 1997 and 1996, respectively. In addition, writedowns of approximately $174,000, $200,000 and $69,000 were made for other tooling during the years ended January 31, 1997, 1996 and 1995, respectively. The impact of these writedowns was included in cost of products sold in the accompanying statements of operations. Management believes that the undepreciated value of these assets as of January 31, 1997 is realizable.

         In addition, the Company wrote down its recycling center during the year ended January 31, 1997 by $509,638 in connection with its decision to dispose of it. This write down was based on the estimated net realizable value by management and is included in other income (expense) in the accompanying statements of operations. The estimated net realizable value of $100,000 has been reclassified to other current assets as of January 31, 1997.

         See note J for discussion of deferred tax asset realization.


NOTE C - CONCENTRATIONS OF CREDIT RISK AND SALES

         Trade receivables have significant concentrations of credit risk in the retail packaged food sector. As of January 31, 1997, substantially all trade receivables relate to this sector.

         The Company had sales to one customer which accounted for 12.9%, 12.3% and 10.9% of net sales during the years ended January 31, 1997, 1996 and 1995, respectively. Included in trade receivables as of January 31, 1997 are $473,688 of receivables from foreign customers, most of which are backed by letters of credit.

         The Company maintains its cash balances in one financial institution located in Minneapolis, Minnesota. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

         Investments in affiliates as of January 31, are as follows:

                                                             1997        1996
                                                           --------    --------
              Ultra Pac SudAmerica, S.A. ("UPSA")
                  Common stock, 147,107 shares (49%)       $232,350    $143,215

              Ultra Pac Middle East EC
                  Common stock, 800 shares (40%)               --          --
                                                           --------    --------

                                                           $232,350    $143,215
                                                           ========    ========

NOTE D - INVESTMENTS IN AND TRANSACTIONS WITH AFFILIATES

         Equity in undistributed net earnings (loss) of Ultra Pac SudAmerica, S.A., and Ultra Pac Middle East PC since acquisition amounted to ($53,214) and $(53,079), respectively, as of January 31, 1997.

         Net sales to affiliates and to UPSA's majority shareholder were $423,389 and $565,723, respectively, during the year ended January 31, 1997, and $569,502 and $490,966, respectively, during the year ended January 31, 1996. As of January 31, 1997 and 1996, $265,710 and
         $936,897, respectively were receivable from UPSA and UPSA's majority shareholder.


NOTE E - LONG-TERM OBLIGATIONS

         Long-term obligations as of January 31, are as follows:

                                                                                          1997             1996
                                                                                        -----------   -----------
               Facility A
                   Interest payable monthly at 2.375% above the three month LIBOR
                       rate (effective rate of 8.00% as of January 31, 1996)            $      --     $ 5,000,000
                   Interest payable at 1.5% and .5% above bank's base rate as of
                       January 31, 1997 and 1996, respectively (effective rate of
                       9.75% and 9% as of January 31, 1997 and 1996,
                       respectively)                                                      2,828,061     4,037,676
               Facility B; interest payable monthly at 1.75% and .875% above bank's base rate as of January 31, 1997 and 1996,
                   respectively, (effective rate of 10.00% and 9.375% as of
                   January 31, 1997 and 1996, respectively)                               3,955,704     4,899,683
               Facility D; $7,073,666 non-revolving equipment loan; interest payable monthly at 2.5% above the three month LIBOR rate
                   (effective rate of 8.00% and 8.125% as of January 31, 1997 and 1996, respectively) subject to prepayment penalty prior
                   to October 31, 1997                                                    6,344,392     6,445,313
               Equipment notes payable in monthly installments, including interest
                   from 8.00% to 10.87%; subject to prepayment penalties                  6,034,191     6,756,564
               Real estate mortgage payable in monthly installments, including interest to be adjusted each three year anniversary to a rate equal to 3% over the three year U.S. Treasury Securities Yield
                   (effective rate of 9.29% and 8.00% as of January 31, 1997 and
                   1996, respectively)                                                      862,764       949,907
               Contracts for deed payable in monthly installments, including interest
                   from 8.00% to 9.00%                                                      353,418       377,456
               Capitalized leases (note F)                                                  419,030       668,697
                                                                                        -----------   -----------
                                                                                         20,797,560    29,135,296
                Less current maturities                                                   4,819,961     1,900,220
                                                                                        -----------   -----------

                                                                                        $15,977,599   $27,235,076
                                                                                        ===========   ===========

         During February 1997, the Company entered into an amended and restated credit and security agreement with its primary lender.

         The terms of the Company's credit and security agreement under Facilities A, B and C include the following:

              Facility A: $8,000,000 revolving note. The agreement provides for issuance of up to $1,000,000 of letters of credit ($100,000 outstanding as of January 31, 1997 and none outstanding as of January 31, 1996). Borrowings are limited to a borrowing base of eligible accounts receivable and inventory, less outstanding letters of credit. A commitment fee of .25% per year is payable on the unused portion of the revolving credit. Interest is payable monthly. A prepayment penalty of 2% is provided for under certain circumstances. The note is due on May 31, 1999.


              Facility B: non-revolving term note payable in monthly installments of $64,817, plus interest through May 1999 with any unpaid balance under the agreement due and payable on May 31, 1999.

              Facility C: $1,000,000 non-revolving capital expenditure loan payable in monthly installments, including interest, to amortize advances under the agreement over a thirty-six month period, with any unpaid balance under the agreement due and payable on May 31, 1999.

         The interest rate on Facility A borrowings ranges from .25% below to 1.5% above the bank's base rate. The interest rates on Facility B and C borrowings range from the bank's base rate to 2% above the bank's base rate. The interest rate differentials are based on the Company's debt to equity ratio at the end of each quarter.

         Additionally, during February 1997 the primary lender purchased the Company's real estate mortgage payable. The interest rate has been adjusted to the rate charged on Facility B and C borrowings. The note is payable in monthly installments of $13,750 plus interest with any unpaid balance under the agreement due and payable on May 31, 1999.

         As of January 31, 1996, or subsequently, the Company was in default on substantially all of its long-term obligations due to covenant violations and its failure to make certain required payments under the terms of the agreements. During April 1996, the Company received waivers of the defaults from each of the respective lenders and commitments from its lenders to modify the terms of their respective loan agreements. In June 1996, the agreements were amended as follows:

         1. Approximately $2,250,000 of principal payments on Facility D and certain equipment notes were deferred from the year ended January 31, 1997 to later years.

         2. Approximately $750,000 of principal payments on the equipment notes were accelerated from the year ending January 31, 2004 to the year ending January 31, 1998.

         3. An additional $2,600,000 term note was provided by the Company's bank. The term note was due in monthly principal payments of $75,000 plus interest at 3% above the banks' base rate.
              The term note was paid in full during January 1997.

         4. The Company reduced its borrowing base under Facility A by $1,000,000.

         5. The rate of interest was increased on borrowings based on the bank's base rate under Facilities A and B by 1% and .875%, respectively.

         6. The Company is to repay, to the extent available, as defined, up to an additional $600,000 to an equipment note holder during each of the years ending January 31, 1997 and 1998. An additional $300,000 has been included in current maturities of long-term obligations for estimated payments required under this provision as of January 31, 1997.

         7. The Company issued the lenders warrants to purchase 185,000 shares of the Company's common stock (see note H).


         8.   The Company agreed to pay $75,000 in agent and origination fees.

         9. The prepayment penalty for Facilities A and B was modified to 2%, as defined.

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

         Aggregate maturities of long-term obligations adjusted for the impact of the above amendments for the four years following January 31, 1998 are as follows: 1999, $5,004,780; 2000, $7,598,414; 2001, $1,166,319;
         and 2002, $1,515,065.

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

         The related assets and obligations have been recorded using the Company's incremental borrowing rate at the inception of the leases. The leases, which are noncancelable, expire at various dates through February 1999. The following is a schedule of leased property under capital leases:

                                                               January 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
               Manufacturing equipment                   $  744,808   $  744,808
               Leasehold improvements                       301,756      301,756
                                                         ----------   ----------
                                                          1,046,564    1,046,564
               Less accumulated depreciation (note A4)      316,463      211,808
                                                         ----------   ----------
                                                         $  730,101   $  834,756
                                                         ==========   ==========


         The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments at January 31, 1997.

              Year ending January 31,
              -----------------------
                  1998                                       $  284,053
                  1999                                          159,371
                  2000                                            9,085
                                                             ----------

              Total minimum lease payments                      452,509
              Less amount representing interest                  33,479
                                                             ----------

              Present value of net minimum lease payments    $  419,030
                                                             ==========

NOTE G - COMMITMENTS AND CONTINGENCIES

         The Company conducts a substantial portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2010. At the end of the lease terms, substantially all of the leases are renewable at the then fair rental value for periods of 3 to 15 years. Each of the leases provide that the Company pay property taxes, maintenance, insurance and other occupancy expense applicable to leased premises. Certain of the rents are subject to increases in proportion to the increase in the Consumer Price Index and substantially all of the leases contain purchase options. Portions of one facility are subleased under subleases which expire in 1998 and 2000, respectively. Total future minimum sublease rentals amount to $100,208 as of January 31, 1997.

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

              Year ending January 31,
              -----------------------
                  1998                              $ 1,652,946
                  1999                                1,579,551
                  2000                                1,469,487
                  2001                                1,381,727
                  2002                                1,356,012
                  2003 and thereafter                 7,652,256
                                                    -----------

                                                    $15,091,979
                                                    ===========

         Rental expense for all operating leases for the years ended January 31 is as follows:

                                     1997           1996         1995
                                  -----------    ----------   ----------

               Minimum rentals    $ 1,950,435    $2,294,579   $1,707,343
               Sublease rentals       (29,948)         --           --
                                  -----------    ----------   ----------

                                  $ 1,920,487    $2,294,579   $1,707,343
                                  ===========    ==========   ==========


         The Company has commitments to purchase equipment aggregating approximately $100,000 at January 31, 1997.

         The Company has entered into two material supply agreements which will fulfill a significant portion of its virgin and post consumer plastic resin needs. The agreements are for two and five year periods and call for annual minimum purchase requirements. Pricing is reviewed and negotiated quarterly in one of the agreements and pricing in the other is negotiated monthly, and therefore fluctuates with market prices.

         The Company is subject to certain lawsuits and other claims arising out of the conduct of its business. In the opinion of management, such matters are without merit or are of such a kind or involve such amounts that they would not have a material effect on the financial position or results of operations of the Company.

         The Company is required to make payments to certain officers and employees in the event of a change in control and termination, as defined. The aggregate amount of such commitment approximates $2,152,000 as of January 31, 1997.

NOTE H - COMMON STOCK

         Options

         On March 14, 1996, the Company adopted the 1996 Ultra Pac, Inc. Stock Option Plan ("1996 Plan") which reserves 200,000 shares of common stock for future issuance. Under the terms of the 1996 Plan, the Company may grant to its employees and consultants options to purchase shares with a term not to exceed ten years.

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


         The following table summarizes option activity for the period from February 1, 1994 through January 31, 1997:

                                                         Number of Shares
                                           ------------------------------------------
                                            1991        1996     Directors'               Range of     Wtd. Avg.
                                            Plan        Plan       Plan      Non-Plan     Exercise     Exercise
                                           Options     Options    Options    Options       Prices        Price
                                           -------     -------   ---------   --------    -----------   --------
          Balance as of February 1, 1994    43,500        --       14,000      90,000    $7.50-12.69    $9.38

               Granted                      30,000        --        4,000      20,000      5.13-8.00     7.22
               Exercised                      --          --         --          --            --         --
               Expired or canceled          (4,000)       --         --          --             7.50     7.50
                                           -------    --------    -------    --------    -----------    -----

          Balance as of January 31, 1995    69,500        --       18,000     110,000     5.13-12.69     8.82

               Granted                      15,000        --        5,500      20,000      5.75-6.00     5.97
               Exercised                      --          --         --          --            --        --
               Expired or canceled          (2,000)       --       (4,500)    (50,000)    7.25-12.69     8.97
                                           -------    --------    -------    --------    -----------    -----

          Balance as of January 31, 1996    82,500        --       19,000      80,000     5.13-12.69     8.14

               Granted                      35,000     244,500      5,500      75,000      2.75-4.25     3.47
               Exercised                   (25,000)     (5,000)      --          --        2.94-3.38     3.30
               Expired or canceled         (26,000)    (94,000)   (10,000)    (20,000)    2.94-12.69     5.56
                                           -------    --------    -------    --------    -----------    -----

          Balance as of January 31, 1997    66,500     145,500     14,500     135,000    $2.75-12.69    $4.96
                                           =======    ========    =======    ========    ===========    =====

          Available for grant as of
               January 31, 1997              8,500      49,500     85,500        --
                                           =======    ========    =======    ========


         The weighted average fair value of all options granted during the year ended January 31, 1997 was $1.70.

         Additional information regarding the options outstanding as of January 31, 1997 follows:

                                            Wtd.           Wtd.            Wtd.
                              Number        Avg.           Avg.            Avg.
            Range of           of         Exercise       Remaining        Number        Exercise
         Exercise Prices     Options       Price           Life         Exercisable      Price
         ---------------     -------      --------       ---------      -----------     --------
          $  2.75-4.25       236,000      $  3.57        4.69 years       151,000      $  3.21
             5.75-7.50        89,500         6.86        3.08              89,500         6.86
            8.75-12.69        36,000         9.41        2.34              36,000         9.41



         The following proforma information regarding net earnings (loss) and net earnings (loss) per share has been determined as if the Company had accounted for its stock options (all of which are to employees and directors) under the fair value method prescribed by SFAS 123 (see note
         A6).

                                               Years ended January 31,
                                           -------------------------------
                                               1997              1996
                                           -------------     -------------
         Net income (loss)
              As reported                  $   1,799,464     $  (3,159,397)
              Proforma                         1,605,243        (3,228,311)

         Income (loss) per share
              As reported                            .47              (.84)
              Proforma                               .42              (.86)

         The fair value of each employee and director option grant is estimated on the date of grant using the Black-Sholes options pricing model with the following weighted average assumptions used for grants in 1997 and 1996: (a) no dividends; (b) expected volatility of 58%; (c) risk free interest rates of 6.3%; and (d) expected lives of four years.

         Warrants

         The Company issued warrants to purchase 30,000 shares of its common stock to an Underwriter and certain of its employees in connection with the public offering of the Company's common stock in May 1992. The warrants are exercisable at prices ranging from $11.50 to $13.76 per share, depending upon time of exercise. These warrants expire during the year ending January 31, 1998 and remain outstanding at January 31, 1997.

         In connection with closing the debt restructuring (see note E), the Company issued warrants for 185,000 shares of its common stock. The warrants are exercisable at $3.00 per share, the market price at date of grant, and expire June 2006. The estimated fair value of the warrants of $147,000 is being amortized over the terms of the respective debt agreements. As of January 31, 1997, $77,448 of such amount has been recognized as additional interest expense. The warrant agreement provides for adjusting both the exercise price and the number of shares purchasable based on various criteria, including the Company's issuing shares of common stock, or options exercisable at less than market price or the warrant exercise price.


         Other

         Effective December 1996 and April 1996, respectively, the Company accrued compensation to be distributed in the form of 13,800 and 12,800 shares of its common stock to its employees. The shares were issued in February 1997 and May 1996, respectively.

         During 1996, the Company amended its articles of incorporation to increase the number of authorized shares of capital stock from 5,000,000 to 10,000,000. All such shares of capital stock have initially been designated as common stock.

NOTE I - PROFIT-SHARING PLAN AND TRUST

         During the year ended January 31, 1993, the Company implemented The Ultra Pac, Inc. 401(k) Profit Sharing Plan and Trust which covers substantially all of its employees. Participants may elect to enter into salary reduction agreements with the Company for a portion of their compensation. The plan authorizes the Board of Directors of the Company to annually authorize contributions, out of earnings and profits, up to 50% of each participant's contribution, not to exceed 2% of that participant's total compensation. For the years ended January 31, 1997, 1996 and 1995, contributions to the plan totaled $223,250, $321,296 and $219,135, respectively, of which $0, $78,262 and $54,975, respectively, were contributed by the Company.

         During the year ended January 31, 1997, the Company suspended its contribution to the plan. Effective February 1, 1997, the Company reinstated its contributions to the plan.

NOTE J - INCOME TAXES

         The components of the income tax provision (benefit) are as follows:

                                     Year ended January 31,
                             --------------------------------------
                                 1997           1996         1995
                             -----------    -----------    --------
               Current
                   Federal   $   196,000    $  (421,600)   $312,600
                   State           9,000           --        35,100
                             -----------    -----------    --------
                                 205,000       (421,600)    347,700

               Deferred
                   Federal       833,000     (1,119,400)    275,000
                   State         106,000       (180,000)     31,300
                             -----------    -----------    --------
                                 939,000     (1,299,400)    306,300
                             -----------    -----------    --------

                             $ 1,144,000    $(1,721,000)   $654,000
                             ===========    ===========    ========


         A reconciliation of the difference between income tax expense and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes is as follows:

                                                                 Year ended January 31,
                                                         ------------------------------------
                                                            1997          1996         1995
                                                         ----------   -----------    --------
          Income tax expense (benefit) at federal
              statutory rate                             $1,001,000   $(1,659,000)   $580,000
          State taxes, less federal tax benefit              73,000      (117,000)     44,000
          Tax effect of permanent financial statement/
              tax differences                                 9,000        19,000      17,000
          Other                                              61,000        36,000      13,000
                                                         ----------   -----------    --------

              Income tax expense (benefit)               $1,144,000   $(1,721,000)   $654,000
                                                         ==========   ===========    ========


         Deferred income taxes are the result of temporary differences in recognition of income and expense for financial statement and tax reporting. The major sources of these differences and the tax effect of each are as follows:

                                                                  Year ended January 31,
                                                         -------------------------------------
                                                            1997          1996          1995
                                                         ----------   -----------    ---------
          Tax depreciation in excess of financial
              statement depreciation                     $  541,000   $   717,000    $ 799,000
          Recycling center writedown                       (186,000)         --           --
          Net operating loss carryforwards                  794,000    (2,399,000)    (113,000)
          Alternative minimum tax credit
              carryforwards                                (191,000)      439,000     (349,000)
          Allowance for doubtful receivables                 44,000       (22,000)       3,000
          Inventories                                         2,000        35,000       17,000
          Compensation related                              (74,000)      (31,000)     (26,000)
          Other                                               9,000       (38,400)     (24,700)
                                                         ----------   -----------    ---------

                                                         $  939,000   $(1,299,400)   $ 306,300
                                                         ==========   ===========    =========


         Deferred tax assets and liabilities consist of the following:

                                                        January 31,
                                                   ---------------------
                                                      1997        1996
                                                   ----------   --------
          Deferred tax assets - current
              Allowance for doubtful receivables   $   67,000   $111,000
              Inventories                              59,000     61,000
              Compensation related                    131,000     57,000
              Recycling center writedown              186,000       --
              Deferred gain                            17,000     22,000
              Net operating loss carryforwards      1,357,000       --
              Other                                     5,000     13,000
                                                   ----------   --------

                                                   $1,822,000   $264,000
                                                   ==========   ========


                                                                             January 31,
                                                                     --------------------------
                                                                        1997           1996
                                                                     -----------    -----------
          Deferred tax assets (liabilities) - long-term
              Depreciation of property, equipment and improvements   $(3,543,000)   $(3,002,000)
              Net operating loss carryforwards                         1,538,000      3,689,000
              Alternative minimum tax credit carryforwards               230,000         39,000
              Other                                                         --           (4,000)
                                                                     -----------    -----------

                                                                     $(1,775,000)   $   722,000
                                                                     ===========    ===========


         As of January 31, 1997, the Company has net operating loss carryforwards which expire as follows:

                                              Federal            State
                                           ------------      ------------
              Year ending January 31,
              -----------------------
                  2008                     $       --        $    236,000
                  2009                        1,034,000           624,000
                  2010                          133,000            33,000
                  2011                        6,717,000         2,427,000
                                           ------------      ------------

                                           $  7,884,000      $  3,320,000
                                           ============      ============

         The Company has recorded deferred tax assets of $3,590,000, primarily resulting from the benefit of net operating loss carryforwards. These deferred tax assets are offset by deferred tax liabilities of $3,543,000 resulting principally from accelerated depreciation.

         The Company is not required to record valuation allowances for deferred tax assets where management believes it is more likely than not that the tax benefit will be realized. Valuation allowances were not established against deferred tax assets as they are offset by existing taxable temporary differences, principally depreciation, reversing within the carryforward period, and future taxable income.

NOTE K - RELATED PARTY TRANSACTIONS

         The Company conducts a portion of its operations from facilities leased (see note G) and purchased from an individual who was a director of the Company through July 14, 1995. In addition, during the year ended January 31, 1995, the Company reimbursed this former director $365,000 for his costs of moving and business interruption in connection with an expansion of the Company's manufacturing facilities which are leased from this former director. The Company also purchases certain tooling and services from a company owned in part by this former director.


         The following is a summary of rent expense, building and land acquisition costs, leasehold costs and tooling and services purchased from this individual while he was a director during the years ended January 31, 1996 and 1995:

                                                             Year ended January 31,
                                                            ------------------------
                                                               1996          1995
                                                            ----------    ----------
              Lease obligations                             $  388,000   $   464,000
              Building, land and land acquisition costs         16,000         4,000
              Leasehold costs (note A2)                           --         365,000
              Tooling and services                              63,000       312,000
                                                            ----------    ----------

                                                            $  467,000    $1,145,000
                                                            ==========    ==========


         Sales to a customer whose chief executive officer was a director of the Company were $531,000 from July 14, 1995, when such person became a director of the Company, through January 31, 1996 and $407,744 from February 1, 1996 through July 16, 1996, when such person resigned as a director of the Company.

         See note D for transactions with affiliates.

NOTE L - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest and income taxes is as follows:

                                                                   Income
              Year ended January 31,              Interest         taxes
              ----------------------           -------------    -----------
                     1997                      $   2,475,799    $   120,770
                     1996                          2,403,587        421,438
                     1995                          1,489,918         59,017

         During the year ended January 31, 1997, the Company issued warrants valued at $147,334 to acquire its common stock (see note E).

         During the year ended January 31, 1995, the Company acquired $745,930 of manufacturing equipment and leasehold improvements under capitalized leases.

NOTE M - FINANCIAL INSTRUMENTS

         The following information about estimated fair values as of January 31, 1997 and 1996 is required by FASB Statement 107 and pertains to the Company's financial instruments. This information is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.


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

NOTE N - RECLASSIFICATIONS

         Certain amounts for the year ended January 31, 1996 have been reclassified to conform with the financial statement presentation used for the year ended January 31, 1997. These reclassifications had no effect on previously reported net earnings or stockholders' equity.


Report of Independent Certified Public Accountants on Schedule


Board of Directors
Ultra Pac, Inc.


In connection with our audit of the financial statements of Ultra Pac, Inc. referred to in our report dated March 14, 1997 which is included in Part II of this Form 10-K, we have also audited Schedule II for the years ended January 31, 1997, 1996 and 1995.

In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/  DIVINE, SCHERZER & BRODY, LTD.


St. Paul, Minnesota
March 14, 1997


                                       E-1



                                 Ultra Pac, Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   Years ended January 31, 1997, 1996 and 1995


Col. A                                                  Col. B         Col. C          Col. D            Col. E        Col. F
--------------------------------------------------------------------------------------------------------------------------------
                                                                               Additions
                                                                      ---------------------------
                                                       Balance at     Charged to     Charged to                       Balance at
                                                       beginning      costs and    other accounts -    Deductions -     End of
Description                                            of period      expenses       Retirement        Describe(1)      Period
--------------------------------------------------------------------------------------------------------------------------------
Allowance deducted from asset to which it applies:

     Allowance for doubtful receivables,
       sales discounts and returns:

         1997                                          $ 305,000      $ 214,540       $                $ 206,686       $ 312,854
         1996                                          $ 245,000      $ 123,000       $      --        $  63,000       $ 305,000
         1995                                          $ 257,833      $ 130,339       $      --        $ 143,172       $ 245,000


(1)  Uncollected receivables written off.


                                       E-2



                                  Exhibit Index

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

       10.49 Waiver dated March 2, 1995, related to Credit and Security Agreement with Norwest Bank, Minnesota N.A. dated June 13, 1994 (Exhibit 10.49) (18)

       10.50 Waiver dated March 3, 1995, related to Real Estate Mortgage Agreement with AmeriBank, dated June 1, 1993 (Exhibit 10.50) (18)

       10.51 Amendment dated June 1, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994. (Exhibit 10.1) (19)

       10.52 Amendment dated June 30, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994. (Exhibit 10.1) (20)

       In prior filings, three exhibit numbers (10.51, 10.52 and 10.53) were used twice. Only one of such exhibits, 10.53, filed with Form 10-K/A for the year ended January 31, 1995 remains in force.

       10.53a Change in Control Termination Agreement between Ultra Pac, Inc.
              and Bradley C. Yopp dated February 25, 1995 (Exhibit 10.53)(24)

       10.53b Waiver dated September 7, 1995, related to the Credit and Security
              Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994. (Exhibit 10.2) (20)

       10.54 Amendment dated October 8, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994. (Exhibit 10.1) (21)

       10.55 Waiver dated December 12, 1995 related to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994. (Exhibit 10.2) (21)

       10.56 Material supply agreement with Eastman Chemical Company, dated January 2, 1996 (confidential treatment has been requested with respect to selected portions of this exhibit). (Exhibit 10.56)
              (22)

       10.57 Equipment note agreement with Wentworth Capital Corporation dated December 7, 1995. (Exhibit 10.57) (22)

       10.58 Financing Commitment with Norwest Credit, Inc. dated April 25, 1996. (Exhibit 10.58) (22)

       10.59 Financing Commitment with Norwest Bank Minnesota N.A. dated April 25, 1996. (Exhibit 10.59) (22)

       10.60 Commitment Letter, dated April 25, 1996, to Amend the Security Agreement on Promissory Note with USL Capital Corporation dated December 20, 1994. (Exhibit 10.60) (22)

       10.61 Commitment Letter, dated April 25, 1996, to Amend the Loan and Security Agreement with The CIT Group/Equipment Financing, Inc. dated March 10, 1995. (Exhibit 10.61) (22)

       10.62 Commitment letter, dated April 25, 1996, to Amend the Equipment Note Agreement with Norwest Equipment Finance dated May 24, 1994. (Exhibit 10.62) (22)

       10.63 Commitment letter, dated April 26, 1996, to Amend the Equipment Note Agreements with Norwest Equipment Finance dated March 22, 1993, April 14, 1993, October 19, 1993, November 8, 1993 and
              October 17, 1994 respectively. (Exhibit 10.63) (22)

       10.64 Waiver dated April 24, 1996, related to the Credit and Security Agreement with Norwest Bank, Minnesota N.A. dated June 13, 1994. (Exhibit 10.64) (22)

       10.65 Waiver dated April 26, 1996, related to Real Estate Mortgage Agreement with AmeriBank, dated June 1, 1993. (Exhibit 10.65) (22)

       10.66 Amended and Restated Credit and Security Agreement by and between Ultra Pac, Inc. and Norwest Credit Inc. dated June 21, 1996. (Exhibit 10.1) (23)

       10.67 Credit and Security Agreement by and between Ultra Pac, Inc. and Norwest Bank Minneapolis, N.A., dated June 21, 1996. (Exhibit 10.2) (23)

       10.68 First Amendment, dated June 21, 1996, to Loan and Security Agreement between The CIT Group/Equipment Financing Inc. and Ultra Pac, Inc. dated March 10, 1995. (Exhibit 10.3) (23)

       10.69 Forbearance and Amendment Agreement between Ultra Pac, Inc. and Norwest Equipment Finance, Inc. dated June 21, 1996. (Exhibit 10.4) (23)

       10.70 Loan Modification Agreement, dated June 21, 1996, to Security Agreement between Ultra Pac, Inc. and USL Capital Corporation, dated December 20, 1994. (Exhibit 10.5) (23)

       10.71 Loan Modification Agreement, dated June 21, 1996, between Ultra Pac, Inc. and Concord Commercial to Equipment Noted Agreement with Norwest Equipment Finance, Inc. dated May 24, 1994. (Exhibit 10.6)
              (23)

       10.72 Warrant Agreement between Ultra Pac, Inc. and Norwest Credit Inc., dated June 21, 1996. (Exhibit 10.7) (23)

       10.73 Warrant Agreement between Ultra Pac, Inc. and Norwest Bank Minneapolis, N.A., dated June 21, 1996. (Exhibit 10.8) (23)

       10.74 Warrant Agreement between Ultra Pac, Inc. and The CIT Group/Equipment Financing, Inc., dated June 21, 1996. (Exhibit 10.9) (23)

       10.75 Warrant Agreement between Ultra Pac, Inc. and Norwest Equipment Finance Inc., dated June 21, 1996. (Exhibit 10.10) (23)

       10.76 Warrant Agreement between Ultra Pac, Inc. and USL Capital Corporation, dated June 21, 1996. (Exhibit 10.11) (23)

      *10.77 Second Amendment, dated February 7, 1997, to the Restated Credit and Security Agreement by and between Ultra Pac, Inc. and Norwest Credit Inc. dated June 21, 1996.

      *10.78 First Amendment, dated August 2, 1996, to the Material supply agreement with Eastman Chemical Company, dated January 2, 1996 (confidential treatment has been requested with respect to selected portions of this exhibit).

      *10.79 Change in Control Termination Agreement between Ultra Pac, Inc. and William J. Howard dated January 31, 1997.

      *10.80 Change in Control Termination Agreement between Ultra Pac, Inc. and Dan Erikstrup dated February 28, 1997.

      *10.81 Change in Control Agreement between Ultra Pac, Inc. and Gregory L. Nelson dated March 3, 1997.

      *10.82 Change in Control and Termination Agreement between Ultra Pac, Inc. and Brian Gaggin dated March 3, 1997.

      *23.1   Consent of Independent Certified Public Accountants.

      *27     Financial Data Schedule.

-------------------------------------------------------------------------------
* Filed herewith

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

(22) Incorporated by reference to the specified exhibit to the Form 10-K for the year ended January 31, 1996.

(23) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended July 31, 1997.

(24) Incorporated by reference to the specified exhibit to the Form 10-K/A for the year ended January 31, 1995.