Form 10-Q
period 1997-04-30
ULTRA PAC INC
filed 1997-06-06
CIK 813134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   X    Quarterly Report pursuant to Section 13 or 15 (d) of the
------  Securities Exchange Act of 1934

For the Quarterly Period Ended:  April 30, 1997

        Transition Report Pursuant to Section 13 or 15 (d) of the
------  Securities Exchange Act of 1934

For the Transition Period From ______________ to _______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock No Par Value                                 3,838,265
    Class of Common Stock                            Shares outstanding as of
                                                           May 15, 1997



                                 ULTRA PAC, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets as of April 30,
             1997 and January 31, 1997                          3

             Statements of Operations for the
             three months ended April 30, 1997
             and 1996                                           5

             Statements of Cash Flows for the
             three months ended April 30, 1997
             and 1996                                           6

             Notes to Interim Financial
             Statements                                         7

     Item 2. Management's Discussion and
                 Analysis of Financial
                 Condition and Results of
                 Operations                                     9

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on
                 Form 8-K                                      17



                                 Ultra Pac, Inc.
                                 BALANCE SHEETS
                                     ASSETS

                                                    April 30,     January 31,
                                                      1997           1997
                                                  -----------     -----------
                                                   (unaudited)

CURRENT ASSETS
   Cash                                           $   538,513     $   663,072
   Accounts receivable
     Principally trade, less allowance for
     doubtful receivables and sales discounts
     of $370,661 and $312,854 at April 30,
     1997 and January 31, 1996 respectively         3,787,987       3,422,970
     Refundable sales taxes                            22,750          22,335
   Inventories
     Raw materials                                  1,765,669       1,783,640
     Work in process                                1,635,980       1,379,856
     Finished goods                                 3,894,042       3,708,934
   Deferred income taxes                            1,896,000       1,822,000
   Other current assets                               211,623         216,086
                                                  -----------     -----------
        Total current assets                       13,752,564      13,018,893

PROPERTY, EQUIPMENT AND IMPROVEMENTS
   Building and improvements                        3,492,768       3,492,768
   Manufacturing equipment and tooling             21,916,384      21,957,017
   Extrusion equipment                             12,370,370      12,355,550
   Other equipment and furnishings                  1,095,701       1,029,281
   Leasehold improvements                             962,440         957,738
                                                  -----------     -----------
                                                   39,837,663      39,792,354
   Less accumulated depreciation and
      amortization                                 13,814,826      12,851,061
                                                  -----------     -----------
                                                   26,022,837      26,941,293
   Deposits on manufacturing equipment                 67,500            --
   Land                                               737,317         737,317
                                                  -----------     -----------
                                                   26,827,654      27,678,610
OTHER
   Security deposits                                  500,530         499,186
   Leasehold costs
     less accumulated amortization
     of $54,750 at April 30
     and $48,667 at January 31                        310,250         316,333
   Investments in affiliates                          206,115         232,350
   Other                                              229,194         283,215
                                                  -----------     -----------
                                                    1,246,089       1,331,084
                                                  -----------     -----------

                                                  $41,826,307     $42,028,587
                                                  ===========     ===========

See accompanying notes to interim financial statements.



                                 Ultra Pac, Inc.
                           BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              April 30,     January 31,
                                                1997           1997
                                            -----------     -----------
                                            (unaudited)

CURRENT LIABILITIES
  Current maturities of long-term
    obligations                             $ 5,105,433     $ 4,819,961
  Accounts payable - principally trade        5,321,218       5,838,416
  Accrued liabilities
    Compensation                              1,321,679       1,140,975
    Interest and other                        1,035,587         883,638
Income taxes payable                            195,465          65,465
                                            -----------     -----------

     Total current liabilities               12,979,382      12,748,455




LONG-TERM OBLIGATIONS, less current
  maturities                                 14,134,558      15,977,599


DEFERRED INCOME TAXES                         2,192,000       1,775,000


SHAREHOLDERS' EQUITY
  Common stock - authorized, 10,000,000
    shares of no par value; issued and
    outstanding, 3,835,865 at April 30,
    and 3,814,015 shares at January 31        7,873,415       7,784,972
  Additional contributed capital              1,360,334       1,360,334
  Retained earnings                           3,286,618       2,382,227
                                            -----------     -----------
                                             12,520,367      11,527,533
                                            -----------     -----------

                                            $41,826,307     $42,028,587
                                            ===========     ===========

See accompanying notes to interim financial statements.



                                 Ultra Pac, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three months ended
                                                     April 30,
                                           ------------------------------
                                               1997              1996
                                           ------------      ------------

Net Sales                                  $ 14,950,282      $ 15,760,404

Cost of products sold                         9,200,205        12,155,317
                                           ------------      ------------

    Gross profit                              5,750,077         3,605,087

Operating expenses

    Marketing and sales                       2,929,475         2,641,186
    Administrative                              832,044           649,612
                                           ------------      ------------
                                              3,761,519         3,290,798
                                           ------------      ------------

    Operating profit                          1,988,558           314,289

Other income(expense)
    Interest expense                           (505,607)         (626,582)
    Equity in net loss of
       affiliates                               (26,236)          (17,000)
    Other                                         7,676          (107,303)
                                           ------------      ------------
                                               (524,167)         (750,885)
                                           ------------      ------------

    Earnings(loss) before income taxes        1,464,391          (436,596)

Income tax provision (benefit)                  560,000          (110,000)
                                           ------------      ------------

           NET EARNINGS (LOSS)             $    904,391      $   (326,596)
                                           ============      ============

Earnings (loss) per common share           $        .23      $       (.09)
                                           ============      ============

Weighted average number of
   shares outstanding                         3,967,656         3,766,215
                                           ============      ============

See accompanying notes to interim financial statements.



                                 Ultra Pac, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                 Three months ended
                                                                     April 30,
Increase (Decrease) in Cash                                    1997             1996
                                                           -----------      -----------
Cash flows provided by operating activities
    Net earnings (loss)                                    $   904,391      $  (326,596)
    Adjustments to reconcile net earnings (loss)
      to net cash provided by operating
      activities:
        Depreciation                                         1,023,765        1,063,632
        Amortization of warrants                                29,058             --
        Non cash compensation to employees                      28,125             --
        Equity in undistributed net loss of affiliates          26,235           17,000
        Net deferred income taxes                              343,000         (128,528)
        Change in operating assets and liabilities:
          Accounts receivable                                 (365,432)         (76,947)
          Inventories                                         (423,261)         478,265
          Other current assets                                   4,463          (17,014)
          Accounts payable                                    (517,198)        (494,749)
          Accrued liabilities                                  383,909          245,384
          Income taxes payable                                 130,000             --
                                                           -----------      -----------

          Net cash provided by operating
             activities                                      1,567,055          760,447

Cash flows from investing activities
    Capital expenditures                                      (172,809)        (146,756)
    Investments in affiliates                                     --            (15,314)
    Security deposits and other                                 29,702            1,336
                                                           -----------      -----------

          Net cash used in investing activities               (143,107)        (160,734)

Cash flows from financing activities
    Principal payments under long-term obligations          (1,557,569)        (785,571)
    Exercise of stock options                                    9,062             --
                                                           -----------      -----------

          Net cash used in financing
             activities                                     (1,548,507)        (785,571)
                                                           -----------      -----------

          Net change in cash                                  (124,559)        (185,858)

Cash at beginning of period                                    663,072          345,906
                                                           -----------      -----------

Cash at end of period                                      $   538,513      $   160,048
                                                           ===========      ===========

See accompanying notes to interim financial statements.




                                 Ultra Pac, Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 April 30, 1997
                                   (unaudited)

(1)   Basis of Presentation

      The interim financial statements presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Information as of January 31, 1997 was taken from the Company's Annual Report on Form 10-K for the year ended January 31, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

(2)   Shareholders' Equity

      The following table summarizes stock option activity for the three months ended April 30, 1997:

                                                                                               Outside
                      Grant        Expiration   Exercise    Total            1996      1991   Directors
   Recipient          Date            Date       Price     Shares            Plan      Plan      Plan       Other
   ---------          -----        ----------   --------   ------            ----      ----   ---------     -----

OPTIONS OUSTANDING AS OF JANUARY 31, 1997                 361,500          145,500    66,500    14,500     135,000

GRANTED

     COO           March 1997      March 2002   $ 5.63     25,000(1)             -    25,000         -           -

EXPIRED OR FORFEITED

     Employees          -               -            -     (4,000)               -    (4,000)        -           -

EXERCISED

     Employees          -               -         2.94     (2,950)          (2,950)        -         -           -
                                                          -------          -------    ------    ------     -------

OPTIONS OUTSTANDING AS OF APRIL 30, 1997                  379,550          142,550    87,500    14,500     135,000
                                                          =======          =======    ======    ======      ======

OPTIONS EXERCISABLE AS OF APRIL 30, 1997                  294,550          132,550    87,500    14,500      60,000
                                                          =======          =======    ======    ======      ======

(1)    Non statutory stock options.


      At the time of employment, the Company's new Chief Operating Officer was issued compensation in the form of 5,000 shares of the Company's common stock.

      In August 1996, the Company amended its Articles of Incorporation to increase the number of authorized shares of Capital Stock from 5,000,000 to 10,000,000 shares, as approved by the Company's shareholders at the July 17, 1996, Annual Shareholders meeting.

(3)   Recently Issued Accounting Standard

      During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

      SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior year's earnings per share. The Company will adopt this statement for its fourth quarter and year ending January 31, 1998. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $.24 per share for the three months ended April 30, 1997 versus primary earnings per share of $.23 per share as reported. Basic earnings per share would have been the same as previously reported primary earnings per share for the three months ended April 30, 1996. Dilutive earnings per share would have been the same as previously reported primary earnings per share for the three months ended April 30, 1997 and 1996.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

THE FOLLOWING DISCUSSION CONTAINS CERTAIN STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT EXPECTATIONS REGARDING FUTURE RESULTS OF OPERATIONS AND PERFORMANCE OF THE COMPANY. WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE SET FORTH IN SUCH STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED BELOW AS WELL AS ELSEWHERE IN THIS DOCUMENT AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

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

Management believes that future sales and earnings could be affected by various factors. These include: supply and demand for PETE raw material (including both virgin and recycled material) and the resulting impact on the Company's raw material costs; competitive pressures in the marketplace for the Company's products both from existing competitors and new entrants into the market place and from competitors who use lower-cost non PETE resins such as OPS (oriented polystyrene); weather conditions during the growing season of fresh produce and the resulting impact on the demand for plastic packaging, principally during the Company's first, second and third quarters; the Company's ability to estimate future sales and react to any significant unforeseen increases or decreases in sales and the impact on its fixed overhead cost structure including the possible need for significant capital expenditures; and the cost, availability and amount of debt financing.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Statements of Operations of the Company expressed as a percentage of net sales.

                                               Three Months
                                                   Ended
                                                 April 30,
                                             ----------------

                                              1997       1996
                                             -----      -----

Net sales                                    100.0%     100.0%
Cost of products sold                         61.5       77.1
                                             -----      -----
   Gross profit                               38.5       22.9

Operating expenses
   Marketing and sales                        19.6       16.8
   Administrative                              5.6        4.1
                                             -----      -----
                                              25.2       20.9
                                             -----      -----
   Operating profit                           13.3        2.0

   Interest expense and other                  3.5        4.8
                                             -----      -----

   Earnings (loss) before income taxes         9.8       (2.8)

Income tax provision (benefit)                 3.8        (.7)
                                             -----      -----

   NET EARNINGS (LOSS)                         6.0%      (2.1)%
                                             =====      =====

Net Sales:
Net sales decreased 5.1% from $15,760,404 to $14,950,282 for the three months ended April 30, 1997, as compared to the three months ended April 30, 1996. The decrease in net sales is primarily due to a significant decline in sales of produce containers. The Company believes this decline is primarily due to the recent hepatitis alert related to frozen strawberries. While the Company's containers are used for packaging of fresh strawberries, it believes that consumers decreased purchases of fresh strawberries as a result of the publicity surrounding the hepatitis outbreak, which resulted in strawberry growers selling a higher percentage of their crop for use in frozen applications and preserves. The decrease in produce container sales was offset in part by an increase in sales of the Company's line of bakery containers, Ultra Lite Bakeable products and the manufacture of plastic sheet for others. While the Company expects sales to increase over the prior year, it does not expect this growth to materialize until the third and fourth quarters of fiscal 1998. The Company expects this growth to come in its Ultra Lite Bakeable products, including the recently introduced Reservations series of plastic food containers for the rapidly expanding home meal replacement and food service markets.

Management continues its efforts to identify and analyze long term market trends and opportunities, competitive strategies, and other factors that influence market conditions or result in competitive pressures. Management believes that this activity will assist the Company in developing future markets, developing product and price strategies, as well as improving its production planning process. In connection with its efforts in this area, during the last half of fiscal 1997 the Company hired a Director of Sales, in addition to expanding its sales and marketing support staff.

Gross Profit:
Gross profit margins improved from 22.9% to 38.5% for the three months ended April 30, 1997, as compared to the three months ended April 30, 1996. The improvement in gross profit margins can be primarily attributed to lower prices of PETE resin and of other raw materials and improved manufacturing efficiencies and related manufacturing costs, and also to the manufacture of plastic sheet for others.

Prices for virgin PETE resin and recycled material declined dramatically during the second and third quarters of fiscal 1997 due in part to increased capacity of refiners and lower market prices for paraxylene, a major component of PETE resins. These prices remained relatively flat during the fourth quarter of fiscal 1997 and increased slightly late in the first quarter of fiscal 1998. However, material prices remain relatively low historically.

The Company has a resin supply agreement through December 31, 1997 which provides for pricing to float with market conditions, subject to limits on the amount by which prices may increase, with no limit on price decreases. Under this agreement, the Company is required to purchase minimum resin quantities which will supply a major portion of its virgin PETE resin needs.

The Company has received notification that its virgin PETE resin pricing will increase to the maximum price allowable under the agreement, effective June 1997 (approximately a 6% increase from April 30, 1997 prices). This pricing will remain in effect through December 31, 1997 unless the Company receives notification of a price decrease. The Company anticipates that its prices for recycled PETE materials will also increase slightly during the second quarter ending July 31, 1997, however, it has obtained commitments for a major portion of its recycled material requirements for such quarter at current market prices.

Since the installation of its fifth and sixth extrusion lines in fiscal 1996, the Company has been able to supply all its PETE sheet needs and expects to be able to do so during all of fiscal 1998. In fact, at various times, the Company has and expects to extrude PETE sheet at less than its full production capacity. The Company has also been extruding plastic sheet for other manufacturing firms. The cost of plastic sheet extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources.

The Company expects its gross margin percentage to improve slightly for the second quarter as compared to prior year levels due to the factors discussed above.

Operating Expenses:
Marketing and sales expense increased from $2,641,186 or 16.8% of net sales, to $2,929,475 or 19.6% of net sales during the three months ended April 30, 1997, as compared to the three months ended April 30, 1996. The increase was primarily due to increased salaries as a result of the hiring of a Director of Sales and additional sales and marketing support personnel in the last half of fiscal 1997. The increase was also attributable to increased freight costs and commissions. The increase as a percentage of sales was primarily due to lower sales and the increase in marketing and sales expense as discussed above. The increase in commission expense in both dollars and as a percentage of sales, was a result of an increase in the commission rate paid, effective February 1997.

Administrative expense increased from $649,612 or 4.1% of net sales to $832,044 or 5.6% of net sales during the three months ended April 30, 1997, as compared to the three months ended April 30, 1996. The increase in administrative expense was due in part to an increase in administrative salaries primarily from the hiring of a Director of Management Information Systems and other administrative support personnel during the third and fourth quarters of last year and the hiring of a Chief Operating Officer in March 1997. In addition, employee benefit costs increased as a result of the Company's reinstatement of its practice of matching a portion of employee contributions to its 401k plan.

Interest Expense and Other:
Interest expense decreased from $626,582 or 4.0% of net sales to $505,607 or 3.4% of net sales for the three months ended April 30, 1997, as compared to the three months ended April 30, 1996. The decrease was principally due to lower debt levels and lower interest rates. The Company anticipates a decrease in interest expense for the remainder of fiscal 1998 as compared to fiscal 1997 as a result of lower debt levels and lower interest rates resulting from the refinancing of its bank debt in February 1997, as discussed in Liquidity and Capital Resources.

During the quarter ended April 30, 1996, other expense was $107,303 or .7% of sales, while during the quarter ended April 30, 1997, other income was $7,676 or
 .1% of sales. Legal costs associated with the Company's claim for patent infringement, incurred in the first quarter of last year, were reclassified from "Administrative Expense" to "Other Income and Expense". The Company received a settlement related to this litigation in January 1997.

Inflation:
The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

Because the Company's business is highly capital intensive, it has traditionally relied heavily on bank and other debt financing to fund its capital requirements. While the Company expects to continue to rely on bank and other debt financing, it anticipates that its debt levels will continue to decrease during fiscal 1998 due to its improved operating performance and modest planned capital expenditures for the balance of fiscal 1998. As of April 30, 1997, the Company had borrowed $2,353,732 under its $8,000,000 revolving credit facility, leaving $5,646,268 potentially available. However, under the Company's borrowing base, only $2,831,200 of the $5,646,268 was in fact available at April 30, 1997.

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

Working capital increased from $270,438 on January 31, 1997 to $773,182 on April 30, 1997. This increase is primarily due to an increase in accounts receivable and inventories and a decrease in accounts payable partially offset by increases in current maturities of long-term obligations and accrued liabilities. Accounts receivable increased from $3,422,970 on January 31, 1997 to $3,787,987 on April 30, 1997 primarily due to an increase in net sales during the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997. Inventories increased from $6,872,430 on January 31, 1997 to $7,295,691 on April 30, 1997
due to an increase in the levels of work in process and finished goods inventories related to anticipated sales growth.

For the three months ended April 30, 1997, $1,567,055 of cash was provided by operating activities as compared to $760,447 for the three months ended April 30, 1996 primarily due to improved earnings.

As of April 30, 1997, the Company had outstanding capital commitments of $1,010,000 for thermoforming equipment and molds and was reviewing $365,000 of additional capital expenditures. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $1,500,000, as compared to $570,000 incurred in fiscal 1997. The Company believes the current level of production equipment and facilities along with the committed capital expenditures will be sufficient to meet anticipated fiscal 1998 requirements. The fiscal 1998 expenditures will be financed from funds available through the Company's credit facility, capital expenditure term note facility and funds generated from operations.

Seasonality of Sales and Operating Profits

Historically, the Company's sales were highest during the third quarter and declined in the fourth quarter. Since the introduction of its line of produce containers during 1992, the percentage of the Company's sales occurring during the first two quarters has progressively increased and the Company expects this trend to continue.

Because the Company's sales have historically declined during the fourth quarter while its fixed overhead costs have remained relatively constant, the Company's gross margins and operating profit have generally been lowest during the fourth quarter. Since the introduction of the Company's line of produce containers, this has also impacted the third quarter gross margins and operating profit. Prices for virgin PETE resin and recycled material increased significantly during fiscal 1996 and declined significantly in fiscal 1997, however the Company believes that as refiners continue to expand capacity, the supply of PETE will exceed the increase in demand and there will be a more stable pricing environment. As a result, the relationship of gross margins from quarter to quarter should be more consistent with historical results.


                                     PART II

                                OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits:

              10.1  1996 Stock Option Plan dated May 10, 1996

         (b)  Reports on Form 8-K:  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  June 4, 1997                        ULTRA PAC, INC.

                                            By:   /s/ Calvin Krupa
                                                  -----------------------
                                                  Calvin Krupa
                                            Its:  President and Chief
                                                  Executive Officer



                                                  /s/ Bradley Yopp
                                                  -----------------------
                                                  Bradley Yopp
                                                  Chief Financial Officer