Form 10-Q
period 1997-07-31
ULTRA PAC INC
filed 1997-09-08
CIK 813134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

___X___ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

For the Quarterly Period Ended:  July 31, 1997

_______ Transition Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

For the Transition Period From _____________ to _____________

Commission File Number:  0-18252

                                 ULTRA PAC, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Minnesota                                        41-1581031
- -------------------------------------        -----------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        identification number)

               21925 Industrial Boulevard, Rogers, Minnesota         55374
- --------------------------------------------------------------------------------
                (Address of principal executive offices)           Zip Code

                                 (612) 428-8340
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock No Par Value                             3,858,515
- -------------------------------------        -----------------------------------
       Class of Common Stock                       Shares outstanding as of
                                                        August 21, 1997

                                 ULTRA PAC, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

         Balance Sheets as of July 31,
         1997 and January 31, 1997                                         3

         Statements of Operations for the
         three and six months ended July 31, 1997
         and 1996                                                          5

         Statements of Cash Flows for the six
         months ended July 31, 1997 and 1996                               6

         Notes to Interim Financial
         Statements                                                        7

    Item 2. Management's Discussion and
              Analysis of Financial
              Condition and Results of
              Operations                                                   9

PART II.  OTHER INFORMATION

    Item 4. Submission of Matters to a Vote
              of Security Holders                                         17


    Item 6. Exhibits and Reports on
              Form 8-K                                                    17

                                 Ultra Pac, Inc.
                                 BALANCE SHEETS
                                     ASSETS

                                                July 31,     January 31,
                                                  1997           1997
                                              -----------    -----------
                                              (unaudited)
CURRENT ASSETS

   Cash                                       $   604,471    $   663,072
   Accounts receivable
     Trade, less allowance for doubtful
       receivables and sales discounts
       of $361,342 and $312,854 at July 31
       and January 31, 1997, respectively       3,778,054      3,422,970
     Refundable sales taxes                        22,750         22,335
   Inventories
     Raw materials                              2,203,209      1,783,640
     Work in process                            1,469,896      1,379,856
     Finished goods                             3,151,685      3,708,934
   Deferred income taxes                        2,041,000      1,822,000
   Other current assets                           229,363        216,086
                                              -----------    -----------
        Total current assets                   13,500,428     13,018,893

PROPERTY, EQUIPMENT AND IMPROVEMENTS
   Building and improvements                    3,492,768      3,492,768
   Manufacturing equipment and tooling         22,355,712     21,957,017
   Extrusion equipment                         12,376,870     12,355,550
   Other equipment and furnishings              1,072,976      1,029,281
   Leasehold improvements                         987,896        957,738
                                              -----------    -----------
                                               40,286,222     39,792,354
   Less accumulated depreciation and
      amortization                             14,785,632     12,851,061
                                              -----------    -----------
                                               25,500,590     26,941,293
   Deposits on manufacturing equipment            261,001           --
   Land                                           737,317        737,317
                                              -----------    -----------
                                               26,498,908     27,678,610
OTHER
   Security deposits                              505,010        499,186
   Leasehold costs
     less accumulated amortization
     of $60,833 and $48,667 at July 31
     and January 31, 1997, respectively           304,167        316,333
   Investments in affiliates                      166,115        232,350
   Other                                          180,778        283,215
                                              -----------    -----------
                                                1,156,070      1,331,084
                                              -----------    -----------

                                              $41,155,406    $42,028,587
                                              ===========    ===========

See accompanying notes to interim financial statements.

                                 Ultra Pac, Inc.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    July 31,     January 31,
                                                     1997           1997
                                                  -----------    -----------
                                                  (unaudited)

CURRENT LIABILITIES
  Current maturities of long-term
    obligations                                   $ 5,375,896    $ 4,819,961
  Accounts payable - principally trade              3,596,536      5,838,416
  Accrued liabilities

    Compensation                                    1,430,487      1,140,975
    Interest and other                                887,237        883,638
  Income taxes payable                                279,646         65,465
                                                  -----------    -----------

       Total current liabilities                   11,569,802     12,748,455




LONG-TERM OBLIGATIONS, less current
  maturities                                       12,688,880     15,977,599


DEFERRED INCOME TAXES                               2,679,000      1,775,000


SHAREHOLDERS' EQUITY

  Common stock - authorized, 10,000,000 shares
    of no par value; issued and outstanding,
    3,853,415 and 3,814,015 at July 31 and
    January 31, 1997, respectively                  7,930,701      7,784,972
  Additional contributed capital                    1,389,393      1,360,334
  Retained earnings                                 4,897,630      2,382,227
                                                  -----------    -----------
                                                   14,217,724     11,527,533
                                                  -----------    -----------
                                                  $41,155,406    $42,028,587
                                                  ===========    ===========

 See accompanying notes to interim financial statements.

                                 Ultra Pac, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          Three months ended                Six months ended
                                               July 31,                         July 31,
                                    -----------------------------     -----------------------------
                                        1997             1996             1997             1996
                                    ------------     ------------     ------------     ------------
Net Sales                           $ 17,406,024     $ 18,970,423     $ 32,356,306     $ 34,730,827

Cost of products sold                 10,139,764       12,979,864       19,339,969       25,135,181
                                    ------------     ------------     ------------     ------------

    Gross profit                       7,266,260        5,990,559       13,016,337        9,595,646

Operating expenses
    Marketing and sales                3,485,786        2,955,106        6,415,261        5,596,292
    Administrative                       740,363          671,638        1,572,407        1,321,250
                                    ------------     ------------     ------------     ------------
                                       4,226,149        3,626,744        7,987,668        6,917,542
                                    ------------     ------------     ------------     ------------

    Operating profit                   3,040,111        2,363,815        5,028,669        2,678,104

Other income(expense)
    Interest expense                    (451,476)        (648,137)        (957,083)      (1,274,720)
    Write down of recycling
        equipment                           --           (459,638)            --           (459,638)
    Equity in net loss of
       affiliate                         (40,000)         (10,000)         (66,235)         (27,000)
    Other                                 47,377         (117,943)          55,052         (225,245)
                                    ------------     ------------     ------------     ------------
                                        (444,099)      (1,235,718)        (968,266)      (1,986,603)
                                    ------------     ------------     ------------     ------------

    Earnings before income taxes       2,596,012        1,128,097        4,060,403          691,501

Income tax provision                     985,000          403,000        1,545,000          293,000
                                    ------------     ------------     ------------     ------------

           NET EARNINGS             $  1,611,012     $    725,097     $  2,515,403     $    398,501
                                    ============     ============     ============     ============

Earnings per common share           $        .40     $        .19     $        .63     $        .11
                                    ============     ============     ============     ============

Weighted average number of
   shares outstanding                  4,025,957        3,797,643        3,997,914        3,779,094
                                    ============     ============     ============     ============

See accompanying notes to interim financial statements.

                                 Ultra Pac, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six months ended
                                                                     July 31,
Increase (Decrease) in Cash                                   1997            1996
                                                          -----------     -----------
Cash flows provided by operating activities
    Net earnings                                          $ 2,515,403     $   398,501
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Depreciation and amortization                       2,006,737       2,079,215
        Amortization of warrants                               40,682          19,734
        Non cash compensation to employees                     28,125          54,325
        Write down of equipment                                55,000         459,638
        Gain on sale of equipment, net                           --           (31,540)
        Equity in undistributed net loss of affiliates         66,235          27,000
        Net deferred income taxes                             685,000         237,000
        Change in operating assets and liabilities:

                 Accounts receivable                         (355,499)      1,547,872
                 Inventories                                   47,640       1,555,180
                 Other current assets                         (13,277)        (60,192)
                 Accounts payable                          (2,241,880)     (3,555,879)
                 Accrued liabilities                          344,367         (82,840)
                 Income taxes payable                         214,181          21,595
                                                          -----------     -----------
          Net cash provided by operating
             activities                                     3,392,714       2,669,609

Cash flows from investing activities
    Capital expenditures                                     (869,869)       (199,945)
    Proceeds from sale of assets                                 --           110,000
    Security deposits and other                                55,931         (50,263)
                                                          -----------     -----------

          Net cash used in investing activities              (813,938)       (140,208)

Cash flows from financing activities
    Proceeds from long-term obligations                          --         2,600,000
    Principal payments under long-term obligations         (2,732,784)     (5,382,944)
    Exercise of stock options                                  95,407            --
                                                          -----------     -----------
          Net cash used in financing
             activities                                    (2,637,377)     (2,782,944)
                                                          -----------     -----------

          Net change in cash                                  (58,601)       (253,543)

Cash at beginning of period                                   663,072         345,906
                                                          -----------     -----------

Cash at end of period                                     $   604,471     $    92,363
                                                          ===========     ===========

See accompanying notes to interim financial statements.

                                 Ultra Pac, Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  July 31, 1997
                                   (unaudited)

(1)      Basis of Presentation

         The interim financial statements presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Information as of January 31, 1997, was taken from the Company's Annual Report on Form 10-K for the year ended January 31, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

(2)      Shareholders' Equity

         The following table summarizes stock option activity for the six months ended July 31, 1997:

                                                                                                         Outside
                            Grant        Expiration     Exercise     Total            1996      1991    Directors
      Recipient             Date            Date         Price       Shares           Plan      Plan      Plan        Other
     -----------         ----------      ----------     --------    --------        -------    ------   ---------     -----
     OPTIONS OUSTANDING AS OF JANUARY 31, 1997                       361,500        145,500    66,500     14,500     135,000
     GRANTED

          COO            March 1997      March 2002      $ 5.63       25,000(1)           -    25,000          -           -
          Directors      June 1997       June 2002         6.88        3,000              -         -      3,000           -
          CEO            July 1997       July 2002         9.25       20,000         20,000         -          -           -
          CFO            July 1997       July 2002         9.25       10,000         10,000         -          -           -

     EXPIRED OR FORFEITED

          Employees         -               -                 -       (4,000)             -    (4,000)         -           -

     EXERCISED

          Employees         -               -         2.94-3.88      (20,500)       (20,500)       -          -            -
                                                                    --------       --------   -------   -------      -------

     OPTIONS OUTSTANDING AS OF JULY 31, 1997                         395,000        155,000    87,500    17,500      135,000
                                                                    ========       ========   =======   =======      =======
     OPTIONS EXERCISABLE AS OF JULY 31, 1997                         310,000        145,000    87,500    17,500       60,000
                                                                    ========       ========   =======   =======      =======

     (1)    Incentive stock option.

         At the time of employment, the Company's new Chief Operating Officer was issued compensation in the form of 5,000 shares of the Company's common stock.

                                 Ultra Pac, Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  July 31, 1997
                                   (unaudited)

(3)      Recently Issued Accounting Standard

         During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

         SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fourth quarter and year ending January 31, 1998. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $.42 per share for the three months ended July 31, 1997, versus primary earnings per share of $.40 per share as reported and $.66 per share for the six months ended July 31, 1997, versus primary earnings per share of $.63 as reported. Dilutive earnings per share would have been the same as reported primary earnings per share for the three and six months ended July 31, 1997 and 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

THE FOLLOWING DISCUSSION CONTAINS CERTAIN STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT EXPECTATIONS REGARDING FUTURE RESULTS OF OPERATIONS AND PERFORMANCE. WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE SET FORTH IN SUCH STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS ELSEWHERE IN THIS DOCUMENT AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

Background

Ultra Pac, Inc. designs, manufactures, markets and sells plastic containers and packaging to the food industry, including supermarkets, distributors of food packaging, wholesale bakery companies, fruit and vegetable growers, delicatessens, processors and retailers of prepared foods, and foodservice providers. The Company's packaging is primarily made from virgin and recycled polyethylene terephthalate ("PET") which the Company extrudes into plastic sheet and thermoforms into various shapes.

Management believes that future sales and earnings could be affected by various factors. These include: supply and demand for PET raw material (including both virgin and recycled material) and the resulting impact on the Company's raw material costs; competitive pressures in the marketplace for the Company's products both from existing competitors and new entrants into the market place and from competitors who use lower-cost non-PET resins such as OPS (oriented polystyrene); weather conditions during the growing season of fresh produce and the resulting impact on the demand for plastic packaging, principally during the Company's first, second and third quarters; the Company's ability to estimate future sales and react to any significant unforeseen increases or decreases in sales and the impact on its

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Background (Continued)

fixed overhead cost structure including the possible need for significant capital expenditures; the cost and availability of suitably skilled employees; and the cost, availability and amount of debt financing.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Statements of Operations of the Company expressed as a percentage of net sales.

                                      Three Months Ended   Six Months Ended
                                            July 31,           July 31,
                                        --------------      --------------
                                         1997     1996       1997     1996
                                        -----    -----      -----    -----

Net sales                               100.0%   100.0%     100.0%   100.0%
Cost of products sold                    58.2     68.5       59.8     72.4
                                        -----    -----      -----    -----

   Gross profit                          41.8     31.5       40.2     27.6

Operating expenses
   Marketing and sales                   20.0     15.6       19.8     16.1
   Administrative                         4.2      3.5        4.9      3.8
                                        -----    -----      -----    -----

                                         24.2     19.1       24.7     19.9
                                        -----    -----      -----    -----
   Operating Profit                      17.6     12.4       15.5      7.7

Other income (expense)
   Interest expense and other             2.6      4.1        3.0      4.4
   Write down of recycling equipment     --        2.4       --        1.3
                                        -----    -----      -----    -----
                                          2.6      6.5        3.0      5.7
                                        -----    -----      -----    -----
   Earnings before taxes                 15.0      5.9       12.5      2.0

Income tax provision                      5.7      2.1        4.8      0.9
                                        -----    -----      -----    -----

   NET EARNINGS                           9.3%     3.8%       7.7%     1.1%
                                        =====    =====      =====    =====

Net Sales:

Net sales decreased 8.2% from $18,970,423 to $17,406,024 for the three months ended July 31, 1997, as compared to the three months ended July 31, 1996, and decreased 6.8% from $34,730,827 to $32,356,306 for the six months ended July 31, 1997, as compared to the six months ended July 31, 1996. The decrease in net sales for both the second quarter and the six months ended July 31, 1997, was primarily due to a decline in sales of the Company's produce containers. While sales in the first quarter were

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

negatively impacted by the publicity surrounding the hepatitis alert related to frozen strawberries, sales of these containers have remained soft through the second quarter due to pricing and marketing strategies and market conditions. To be more competitive in the produce marketplace and to better service its existing customers, the Company is considering establishing West Coast distribution capabilities. The decline in produce container sales was offset in part by an increase in unit volume sales of the Company's line of bakery containers, Ultra Lite Bakeable products and the manufacture of plastic sheet for others. In addition the Company's sales were impacted by lower selling prices for its products, reflecting lower material costs. The Company expects sales to increase slightly in the last half of fiscal 1998, as compared to the prior year, as a result of continued strong sales of its bakery containers, the recent introduction of the Company's Reservations series of plastic food containers and the introduction of products in the last half of the year.

Gross Profit:

Gross profit margins improved from 31.5% to 41.8% for the three months ended July 31, 1997, as compared to the three months ended July 31, 1996, and from 27.6% to 40.2% for the six months ended July 31, 1997, as compared to the six months ended July 31, 1996. The improvement in gross profit margins can be primarily attributed to lower prices of raw materials and to the manufacture of plastic sheet for others.

Prices for virgin PET resin and recycled material declined dramatically during the second and third quarters of fiscal 1997 due in part to increased capacity of refiners and lower market prices for paraxylene, a major component of PET resins. These prices remained relatively flat during the fourth quarter of fiscal 1997 and increased slightly late in the first quarter and again in the second quarter of fiscal 1998. However, material prices remain near historic lows for the Company.

The Company has a resin supply agreement through December 31, 1997, which provides for pricing to float with market conditions, subject to limits on the amount by which prices may increase, with no limit on price decreases. The Company is currently

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

negotiating, with this supplier, a similar agreement for future years. Under the current agreement, the Company is required to purchase minimum resin quantities which will supply a major portion of its virgin PET resin needs.

In June 1997, the Company's price for its virgin PET resin was increased to the maximum price allowable under the agreement (approximately a 6% increase from April 30, 1997, prices). This pricing will remain in effect through December 31, 1997, unless the Company receives notification of a price decrease. The Company anticipates that prices for recycled PET materials may increase slightly during the third quarter ending October 31, 1997, however, it believes the effect of these increases will not be significant, due to current inventory levels being sufficient to satisfy the majority of its recycled material requirements for the third quarter.

Since the installation of its fifth and sixth extrusion lines in fiscal 1996, the Company has been able to supply all its PET sheet needs and expects to be able to do so during all of fiscal 1998. In fact, at various times, the Company has and expects to continue to extrude PET sheet at less than its full production capacity. The Company has also been extruding plastic sheet for other manufacturing firms. The cost of plastic sheet extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources.

The Company expects that the above factors will continue to have a favorable impact on its gross margins as compared to the prior year. However, because sales for the last half of the year are expected to be lower than the first half of the year, the Company expects its gross margin percentage to decline slightly from the first half level.

Operating Expenses:

Marketing and sales expense increased from $2,955,106, or 15.6% of net sales, to $3,485,786, or 20.0% of net sales, during the three months ended July 31, 1997, as compared to the three months ended July 30, 1996, and increased from $5,596,292, or 16.1% of net sales, to $6,415,261, or 19.8% of net sales, during the six months ended July 31, 1997, as compared to the six months ended

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

July 31, 1996. The increase was due in part to increased salaries as a result of the hiring of a Director of Sales and additional sales and marketing support personnel in the last half of fiscal 1997. The increase was also attributable to increased freight costs and commissions. The increase in commission expense, in both absolute dollars and as a percentage of net sales, was a result of an increase in commission rates, effective February 1997. The increase in marketing and sales expense as a percentage of sales was primarily due to lower sales and the increase in expenses as discussed above.

Administrative expense increased from $671,638, or 3.5% of net sales to $740,363, or 4.2% of net sales, during the three months ended July 31, 1997, as compared to the three months ended July 31, 1996, and increased from $1,321,250, or 3.8% of net sales, to $1,572,407, or 4.9% of net sales, during the six months ended July 31, 1997, as compared to the six months ended July 31, 1996. The increase in administrative expense was due in part to an increase in administrative salaries primarily from the hiring of a Director of Management Information Systems and other administrative support personnel during the third and fourth quarters of last year and the hiring of a Chief Operating Officer in March 1997. Employee benefit costs also increased as a result of the Company's reinstatement of its practice of matching a portion of employee contributions to its 401(k) plan.

Interest Expense and Other:

Interest expense decreased from $648,137, or 3.4% of net sales, to $451,476, or 2.6% of net sales, for the three months ended July 31, 1997, as compared to the three months ended July 31, 1996, and decreased from $1,274,720, or 3.7% of net sales, to $957,083, or 3.0% of net sales, for the six months ended July 31, 1997, as compared to the six months ended July 31, 1996. The decrease was principally due to lower debt levels as well as lower interest rates. The Company anticipates a decrease in interest expense for the remainder of fiscal 1998 as compared to fiscal 1997 as a result of lower debt levels and lower interest rates resulting from the refinancing of its bank debt in February 1997, as discussed below.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

In the second quarter of last year, the Company recorded other expense of $459,638, resulting from the writedown to the net realizable value of its recycling equipment.

Inflation:

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

Because the Company's business is highly capital intensive, it has traditionally relied heavily on bank and other debt financing to fund its capital requirements. While the Company expects to continue to rely on bank and other debt financing, it anticipates that its debt levels will continue to decrease during fiscal 1998 due to its improved operating performance and modest planned capital expenditures for the balance of fiscal 1998. As of July 31, 1997, the Company had borrowed $2,660,544 under its $8,000,000 revolving credit facility, leaving $5,339,456 potentially available. Pursuant to the Company's borrowing base formula, $3,989,343 of the $5,339,456 was available at July 31, 1997.

In February 1997, the Company amended its credit facility and term note with its principal lender to reduce the interest rate differentials on both by 1%, to extend the maturity date to May 31, 1999, and to reduce the amount available under the revolving credit facility by $1,500,000 to $8,000,000 reflecting the Company's decreased credit needs. As a result of attaining certain performance criteria, the Company will receive further interest rate reductions during the third quarter.

During the six months ended July 31, 1997, the Company has repaid $415,600 of deferred principal payments required under the amended equipment note with one of its equipment lenders. The Company may be required to make additional payments, dependent upon the level of availability under the Company's revolving credit facility as determined on January 31 and April 30, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

Liquidity and Capital Resources (Continued)

The Company believes its existing revolving credit facility is adequate to support its operations through the term of such facility.

Working capital increased from $270,438 on January 31, 1997, to $1,930,626 on July 31, 1997. This increase is primarily due to a decrease in accounts payable and an increase in accounts receivable, partially offset by increases in current maturities of long-term obligations and accrued liabilities. Accounts payable decreased from $5,838,416 on January 31, 1997, to $3,596,536 on July 31, 1997.
Accounts receivable increased from $3,422,970 on January 31, 1997, to $3,778,054 on July 31, 1997.

For the six months ended July 31, 1997, $3,392,714 of cash was provided by operating activities as compared to $2,669,609 for the six months ended July 31, 1996, primarily due to improved earnings.

As of July 31, 1997, the Company had outstanding capital commitments of $1,668,000 for thermoforming equipment and molds and was reviewing $225,000 of additional capital expenditures. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $2,000,000, as compared to $570,000 incurred in fiscal 1997. The Company believes the current level of production equipment and facilities along with the committed capital expenditures will be sufficient to meet anticipated fiscal 1998 requirements. The fiscal 1998 expenditures will be financed from funds available through the Company's credit facility, capital expenditure term note facility and funds generated from operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Seasonality of Sales and Operating Profits (Continued)

Because the Company's sales have historically declined during the fourth quarter while its fixed overhead costs have remained relatively constant, the Company's gross margins and operating profit have generally been lowest during the fourth quarter. Since the introduction of the Company's line of produce containers, this has also impacted the third quarter gross margins and operating profit. Prices for virgin PET resin and recycled material increased significantly during fiscal 1996 and declined significantly in fiscal 1997, however the Company believes that, as refiners continue to expand capacity, the supply of PET will exceed the increase in demand and there will be a more stable pricing environment. As a result, the relationship of gross margins from quarter to quarter should be more consistent with historical results.

                                     PART II

                                OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1997 annual shareholders meeting of Ultra Pac, Inc. was held on June 19, 1997. The issues and the respective vote totals were as follows:

         1. The proposal to set the number of directors at five was approved with 3,558,249 shares voted in favor, 9,317 shares voted against, and 3,250 shares abstaining.

         2. The slate of five directors was elected with each candidate receiving the number of votes indicated next to his name:

                                                            Withhold
                                            For             Authority
                                            ---             ---------

               Calvin S. Krupa           3,566,116            4,700
               James A. Thole            3,565,566            5,250
               John F. DeBoer            3,564,616            6,200
               Thomas F. Rains           3,564,966            5,850
               Frank I. Harvey           3,564,516            6,300

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  List of Exhibits:  None

          (b)  Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  September 8, 1997                ULTRA PAC, INC.

                                         By:   /s/ Calvin Krupa
                                               --------------------------------
                                               Calvin Krupa
                                         Its:  President and Chief
                                               Executive Officer



                                               /s/ Bradley Yopp
                                               --------------------------------
                                               Bradley Yopp
                                               Chief Financial Officer