Form 10-Q
period 1997-10-31
ULTRA PAC INC
filed 1997-12-15
CIK 813134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 _X_ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  October 31, 1997

 ___    Transition Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

For the Transition Period From _______________to _______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock No Par Value                     3,878,165
    Class of Common Stock               Shares outstanding as of
                                           November 19, 1997

                                 ULTRA PAC, INC.

                                      INDEX

     PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

              Balance Sheets as of October 31,
              1997 and January 31, 1997                     3

              Statements of Operations for the
              three and nine months ended October 31,
              1997 and 1996                                 5

              Statements of Cash Flows for the nine
              months ended October 31, 1997 and 1996        6

              Notes to Interim Financial
              Statements                                    7

         Item 2. Management's Discussion and
                   Analysis of Financial
                   Condition and Results of
                   Operations                               9

     PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on
                   Form 8-K                                17

                                 Ultra Pac, Inc.
                                 BALANCE SHEETS
                                     ASSETS

                                              October 31,    January 31,
                                                  1997          1997
                                              -----------   -----------
                                               (unaudited)
CURRENT ASSETS
    Cash                                      $   399,726   $   663,072
    Accounts receivable
      Trade, less allowance for doubtful
        receivables and sales discounts of
        $318,439 and $312,854 at October 31
        and January 31, 1997, respectively      4,285,792     3,422,970
      Refundable sales taxes                       25,603        22,335
    Inventories
      Raw materials                             1,792,434     1,783,640
      Work in process                           1,550,012     1,379,856
      Finished goods                            4,263,117     3,708,934
    Deferred income taxes                       1,637,000     1,822,000
    Other current assets                          211,569       216,086
                                              -----------   -----------

        Total current assets                   14,165,253    13,018,893

 PROPERTY, EQUIPMENT AND IMPROVEMENTS
    Building and improvements                   3,492,768     3,492,768
    Manufacturing equipment and tooling        22,969,052    21,957,017
    Extrusion equipment                        12,376,870    12,355,550
    Other equipment and furnishings             1,213,429     1,029,281
    Leasehold improvements                        987,896       957,738
                                              -----------   -----------
                                               41,040,015    39,792,354
    Less accumulated depreciation and
       amortization                            15,896,755    12,851,061
                                              -----------   -----------
                                               25,143,260    26,941,293
    Deposits on manufacturing equipment           535,692          --
    Land                                          737,317       737,317
                                              -----------   -----------

                                               26,416,269    27,678,610
 OTHER
    Security deposits                             509,562       499,186
    Leasehold costs
      less accumulated amortization
      of $66,917 and $48,667 at October 31
      and January 31, 1997, respectively          298,083       316,333
    Investments in affiliates                     166,115       232,350
    Other                                         183,142       283,215
                                              -----------   -----------
                                                1,156,902     1,331,084
                                              -----------   -----------
                                              $41,738,424   $42,028,587
                                              ===========   ===========

         See accompanying notes to interim financial statements.

                                 Ultra Pac, Inc.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                October 31,    January 31,
                                                    1997           1997
                                                -----------    -----------
                                                (unaudited)

   CURRENT LIABILITIES
      Current maturities of long-term
        obligations                             $ 5,129,668    $ 4,819,961
      Accounts payable - principally trade        3,907,558      5,838,416
      Accrued liabilities
        Compensation                              1,320,872      1,140,975
        Interest and other                        1,038,310        883,638
      Income taxes payable                          199,645         65,465
                                                -----------    -----------

           Total current liabilities             11,596,053     12,748,455


    LONG-TERM OBLIGATIONS, less current
      maturities                                 12,604,583     15,977,599

    DEFERRED INCOME TAXES                         2,360,000      1,775,000

    SHAREHOLDERS' EQUITY
      Common stock - authorized, 10,000,000
        shares of no par value; issued and
        outstanding, 3,877,165 and 3,814,015
        at October 31 and January 31, 1997,
        respectively                              8,011,208      7,784,972
      Additional contributed capital              1,445,057      1,360,334
      Retained earnings                           5,721,523      2,382,227
                                                -----------    -----------
                                                 15,177,788     11,527,533
                                                -----------    -----------

                                                $41,738,424    $42,028,587
                                                ===========    ===========

         See accompanying notes to interim financial statements.

                                 Ultra Pac, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           Three months ended               Nine months ended
                                                October 31,                     October 31,
                                       ----------------------------    ----------------------------
                                           1997            1996            1997            1996
                                       ------------    ------------    ------------    ------------
Net sales                              $ 15,142,835    $ 14,305,170    $ 47,499,141    $ 49,035,997

Cost of goods sold                        9,334,147       9,147,884      28,674,116      34,283,065
                                       ------------    ------------    ------------    ------------

        Gross profit                      5,808,688       5,157,286      18,825,025      14,752,932

Operating expenses
        Marketing and sales               3,308,483       2,488,893       9,723,744       8,085,185
        Administrative                      814,395         752,399       2,386,802       2,073,649
                                       ------------    ------------    ------------    ------------
                                          4,122,878       3,241,292      12,110,546      10,158,834
                                       ------------    ------------    ------------    ------------

        Operating profit                  1,685,810       1,915,994       6,714,479       4,594,098

Other income (expense)
        Interest expense                   (379,369)       (613,611)     (1,336,452)     (1,888,331)
        Write down of recycling
              equipment                        --           (50,000)           --          (509,638)
        Equity in net loss of
              affiliate                        --           (42,635)        (66,235)        (69,635)
        Other                               (12,548)       (109,675)         42,504        (334,920)
                                       ------------    ------------    ------------    ------------
                                           (391,917)       (815,921)     (1,360,183)     (2,802,524)
                                       ------------    ------------    ------------    ------------

        Earnings before income taxes      1,293,893       1,100,073       5,354,296       1,791,574

Income tax provision                        470,000         423,000       2,015,000         716,000
                                       ------------    ------------    ------------    ------------

                   NET EARNINGS        $    823,893    $    677,073    $  3,339,296    $  1,075,574
                                       ============    ============    ============    ============

Earnings per common share              $       0.20    $       0.18    $       0.83    $       0.28
                                       ============    ============    ============    ============

Weighted average number of
      shares outstanding                  4,086,532       3,795,364       4,031,140       3,784,700
                                       ============    ============    ============    ============

See accompanying notes to interim financial statements.

                                 Ultra Pac, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   Nine months ended
                                                                      October 31,
                                                               --------------------------
                                                                  1997            1996
                                                               -----------    -----------
Increase (Decrease) in Cash

Cash flows provided by operating activities
       Net earnings                                            $ 3,339,296    $ 1,075,574
       Adjustments to reconcile net earnings to net
           cash provided by operating activities:
               Depreciation and amortization                     3,125,194      3,148,328
               Amortization of warrants                             43,589         48,430
               Non cash compensation to employees                   28,125         54,325
               Write down of equipment                                --          509,638
               Gain on sale of equipment, net                         (250)       (31,540)
               Equity in net loss of affiliates                     66,235         69,635
               Net deferred income taxes                           770,000        644,000
               Change in operating assets and liabilities:
                   Accounts receivable                            (866,090)     2,591,541
                   Inventories                                    (733,133)     2,454,247
                   Other current assets                              4,517         15,248
                   Accounts payable                             (1,930,858)    (3,981,990)
                   Accrued liabilities                             385,825        (73,245)
                   Income taxes payable                            134,180         32,465
                                                               -----------    -----------

                   Net cash provided by operating activities     4,366,630      6,556,656

Cash flows from investing activities
       Capital expenditures                                     (1,846,353)      (236,014)
       Proceeds from sale of assets                                  2,000        215,000
       Security deposits and other                                  46,108        (15,104)
                                                               -----------    -----------

                   Net cash used in investing activities        (1,798,245)       (36,118)

Cash flows from financing activities
       Bank overdraft                                                 --          216,403
       Proceeds from long-term obligations                            --        2,600,000
       Principal payments under long term obligations           (3,063,309)    (9,694,147)
       Exercise of stock options                                   231,578         11,800
                                                               -----------    -----------

                   Net cash used in financing activities        (2,831,731)    (6,865,944)

                   Net change in cash                             (263,346)      (345,406)

Cash at beginning of period                                        663,072        345,906
                                                               -----------    -----------

Cash at end of period                                          $   399,726    $       500
                                                               ===========    ===========

See accompanying notes to interim financial statements.

                                 Ultra Pac, Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                October 31, 1997
                                   (unaudited)

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

(2)      Shareholders' Equity

         The following table summarizes stock option activity for the nine months ended October 31, 1997:


                                                                                                     Outside
                        Grant        Expiration     Exercise    Total            1996       1991    Directors
        Recipient        Date           Date         Price      Shares           Plan       Plan      Plan        Other
     --------------   ----------  ---------------  ---------  ----------       ---------  --------  ----------  ---------
     OPTIONS OUSTANDING AS OF JANUARY 31, 1997                  361,500         145,500    66,500      14,500    135,000
     GRANTED

         COO          March 1997     March 2002      $ 5.63      25,000  (1)          -    25,000          -          -
         Directors     June 1997      June 2002        6.88       3,000               -         -       3,000         -
         CEO           July 1997      July 2002        9.25      20,000          20,000         -          -          -
         CFO           July 1997      July 2002        9.25      10,000          10,000         -          -          -

     EXPIRED OR FORFEITED

         CFO               -               -            -        (2,000)              -    (2,000)
         Employees         -               -            -        (4,000)              -    (4,000)         -          -

     EXERCISED

         Employees         -               -      2.75-7.50     (44,350)        (43,350)   (1,000)         -          -
                                                                --------        --------   -------    -------    -------

     OPTIONS OUTSTANDING AS OF OCTOBER 31, 1997                 369,150         132,150    84,500      17,500    135,000
                                                                ========        ========   =======    =======    =======
     OPTIONS EXERCISABLE AS OF OCTOBER 31, 1997                 284,150         122,150    84,500      17,500     60,000
                                                                ========        ========   =======    =======     ======

     (1)    Incentive stock option.

         At the time of employment, the Company's new Chief Operating Officer was issued compensation in the form of 5,000 shares of the Company's common stock.

                                 Ultra Pac, Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                October 31, 1997
                                   (unaudited)

(3)      Recently Issued Accounting Standard

         During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and dilutive earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

         SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fourth quarter and year ending January 31, 1998. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $.21 per share for the three months ended October 31, 1997, versus primary earnings per share of $.20 per share, as reported, and $.87 per share for the nine months ended October 31, 1997, versus primary earnings per share of $.83, as reported. Dilutive earnings per share would have been the same as reported primary earnings per share for the three and nine months ended October 31, 1997 and 1996.

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

                                      Three Months Ended   Nine Months Ended
                                           October 31,         October 31,
                                         -------------       -------------
                                          1997    1996        1997    1996
                                         -----   -----       -----   -----
Net sales                                100.0%  100.0%      100.0%  100.0%
Cost of products sold                     61.7    64.0        60.4    69.9
                                         -----   -----       -----   -----
   Gross profit                           38.3    36.0        39.6    30.1

Operating expenses
   Marketing and sales                    21.8    17.4        20.5    16.5
   Administrative                          5.4     5.3         5.0     4.2
                                         -----   -----       -----   -----
                                          27.2    22.7        25.5    20.7
                                         -----   -----       -----   -----
   Operating Profit                       11.1    13.3        14.1     9.4

Other income (expense)
   Interest expense and other              2.6     5.4         2.9     4.7
   Write down of recycling equipment        --     0.1          --     1.0
                                         -----   -----       -----   -----
                                           2.6     5.5         2.9     5.7
                                         -----   -----       -----   -----
   Earnings before taxes                   8.5     7.8        11.2     3.7

Income tax provision                       3.1     3.0         4.2     1.5
                                         -----   -----       -----   -----
   NET EARNINGS                            5.4%    4.8%        7.0%    2.2%
                                         =====   =====       =====   =====


Net Sales:

Net sales increased 5.9% from $14,305,170 to $15,142,835 for the three months ended October 31, 1997, as compared to the three months ended October 31, 1996, and decreased 3.1% from $49,035,997 to $47,499,141 for the nine months ended October 31, 1997, as compared to the nine months ended October 31, 1996. The increase in net sales for the third quarter was primarily due to strong sales of the Company's line of bakery containers, and to a lesser degree, food service products as well as the sale of plastic sheet to others. The above were offset in part by a decline in the sale of produce containers, and to a lesser degree, the sale of deli containers. The decrease in net sales during the nine months ended October 31, 1997, was primarily due to a decline in sales of the Company's produce containers, and to a lesser degree, its line of deli containers.

While produce container sales in the first quarter were negatively impacted by the publicity surrounding the hepatitis alert related to frozen strawberries, sales of these containers have remained soft through the second and third quarters due to the Company's pricing and marketing strategies and market conditions. To be more competitive in the produce marketplace and to better serve its existing customers, the Company is establishing local warehousing and labeling facilities for its produce products in the growing regions of Florida and California during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively.

In addition, the Company's sales were impacted by lower selling prices for its products, resulting from lower material costs throughout the industry. The above sales declines were offset in part by an increase in unit volume sales of the Company's line of bakery containers, and to a lesser degree, sales of food service containers and the sale of plastic sheet to others.

The Company expects sales to increase slightly in the fourth quarter of fiscal 1998, as compared to the prior year, primarily as a result of continued strong sales of its bakery containers. In addition, the Company expects its sales to increase in fiscal 1999, as compared to fiscal 1998, as a result of strong bakery container sales and improved sales to the produce markets due to the establishment of its warehousing and labeling facilities in those markets.

Gross Profit:

Gross profit margins improved from 36.0% to 38.3% for the three months ended October 31, 1997, as compared to the three months ended October 31, 1996, and from 30.1% to 39.6% for the nine months ended October 31, 1997, as compared to the nine months ended October 31, 1996. The improvement in gross profit margins can be primarily attributed to lower prices of raw materials and, to a lesser extent, the sale of plastic sheet to others.

Prices for virgin PET resin and recycled material declined dramatically during the second, third and fourth quarters of fiscal 1997, due in part, to increased capacity of refiners and lower market prices for paraxylene, a major component of PET resins. While these prices have increased slightly in fiscal 1998, material prices continue to remain near historic lows for the Company.

The Company has a resin supply agreement through December 31, 1997, which provides for pricing to float with market conditions, subject to limits on the amount by which prices may increase, with no limit on price decreases. Under the current agreement, the Company is required to purchase minimum resin quantities which represent a major portion of its virgin PET resin needs. The Company is currently paying the maximum price allowable under this agreement. The Company is currently negotiating an agreement with this supplier for 1998.

Since the installation of its fifth and sixth extrusion lines in fiscal 1996, the Company has been able to supply all its PET sheet needs. The cost of plastic sheet extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources. At various times, the Company's production requirements for plastic sheet have been less than its full production capacity. As a result of this excess capacity, the Company has also been extruding plastic sheet for other manufacturing firms.

The Company expects that the above factors will continue to have a favorable impact on its gross margins as compared to the prior year. However, because sales for the last half of the year are expected to be lower than the first half of the year, and because its fixed overhead costs are relatively constant, the Company expects its gross margin percentage to decline slightly from the first half level.

Gross margins have increased significantly in fiscal 1998 as compared to the same periods of fiscal 1997. The Company does not anticipate significant changes to gross margins during fiscal 1999 as compared to fiscal 1998.

Operating Expenses:

Marketing and sales expense increased from $2,488,893, or 17.4% of net sales, to $3,308,483, or 21.8% of net sales, during the three months ended October 31, 1997, as compared to the three months ended October 31, 1996, and increased from $8,085,185, or 16.5% of net sales, to $9,723,744, or 20.5% of net sales, during the nine months ended October 31, 1997, as compared to the nine months ended October 31, 1996. The increase was primarily attributable to increased freight costs and commissions, expressed in terms of both dollars and as a percentage of sales. The increase in commission expense resulted from an increase in commission rates, effective February 1997. Marketing and sales expense also increased as a result of the hiring of a Director of Sales and additional sales and marketing personnel primarily during the fourth quarter of fiscal 1997.

The Company anticipates increases in marketing and sales expense during fiscal 1999 as compared to fiscal 1998, primarily due to operating costs related to the establishment of warehousing facilities in California and Florida. In October 1997, the Company signed a 10 year lease agreement for a 110,000 square foot warehouse facility in California. The minimum annual payments under this lease are $543,168 during years one through five and $602,784 during years six through ten. However, with the anticipation of increased sales in fiscal 1999, the Company expects sales and marketing expense, as a percentage of sales, to decline.

Administrative expense increased from $752,399, or 5.3% of net sales, to $814,395, or 5.4% of net sales, during the three months ended October 31, 1997, as compared to the three months ended October 31, 1996, and increased from $2,073,649, or 4.2% of net sales, to $2,386,802, or 5.0% of net sales, during the nine months ended October 31, 1997, as compared to the nine months ended October 31, 1996. The increase was due primarily to an increase in depreciation expense resulting from a reduction in the estimated useful lives of the Company's computer hardware and software. The Company is currently implementing a new information system, which it expects to be completed during the first quarter of fiscal 1999. In addition, administrative salaries increased, as a result of the hiring of a Director of Management Information Systems and other administrative support personnel, primarily during the last half of fiscal 1997. Employee benefit costs also increased resulting from the reinstatement of the Company's practice of partially matching employee contributions to its 401(k) plan.

Interest Expense and Other:

Interest expense decreased from $613,611, or 4.3% of net sales, to $379,369, or 2.5% of net sales, for the three months ended October 31, 1997, as compared to the three months ended October 31, 1996, and decreased from $1,888,331, or 3.9% of net sales, to $1,336,452, or 2.8% of net sales, for the nine months ended October 31, 1997, as compared to the nine months ended October 31, 1996. The decrease was principally due to lower debt levels as well as lower interest rates. The Company anticipates a decrease in interest expense, expressed in terms of both dollars and as a percentage of sales, for the remainder of fiscal 1998, as compared to fiscal 1997, for the same reasons.

In the second and third quarters of fiscal 1997, the Company recorded other expense of $509,638, resulting from the writedown of its recycling equipment to its net realizable value.

Inflation:

The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

Because the Company's business is highly capital intensive, it has traditionally relied heavily on bank and other debt financing to fund its capital requirements. While the Company expects to continue to rely on bank and other debt financing, it anticipates that its debt levels will continue to decrease slightly during fiscal 1998 due to its improved operating performance. As of October 31, 1997, the Company had borrowed $3,751,514 under its $8,000,000 revolving credit facility, leaving $4,248,486 potentially available. Pursuant to the Company's borrowing base formula, $3,870,714 of the $4,248,486 was available at October 31, 1997.

In February 1997, the Company amended its credit facility and term note with its principal lender to reduce the interest rate differentials on its revolving credit facility and term note by one percentage point, to extend the maturity dates of both to May 31, 1999, and to reduce the amount available under the revolving credit facility by $1,500,000 to $8,000,000, reflecting the Company's decreased credit needs.

During the nine months ended October 31, 1997, the Company has repaid $415,600 of deferred principal payments required under an April 1996 amended equipment note with one of its equipment lenders. The Company may be required to make additional payments, up to an aggregate maximum of $600,000, in advance of scheduled maturities on this note, dependent upon availability under the Company's revolving credit facility as determined on January 31 and April 30, 1998.

The Company believes its existing revolving credit facility is adequate to support its operations through the term of such facility.

Working capital increased from $270,438 on January 31, 1997, to $2,569,200 on October 31, 1997. This increase is primarily due to a decrease in accounts payable and increases in accounts receivable, inventories and deferred taxes, partially offset by increases in current maturities of long-term obligations and accrued liabilities. Accounts payable decreased from $5,838,416 on January 31, 1997, to $3,907,558 on October 31, 1997. Accounts receivable increased from $3,422,970 on January 31, 1997, to $4,285,792 on October 31, 1997. Inventories
increased from $6,872,430 on January 31, 1997, to $7,605,563 on October 31,
1997.

For the nine months ended October 31, 1997, $4,366,630 of cash was provided by operating activities as compared to $6,556,656 for the nine months ended October 31, 1996. The decrease was primarily due to increases in accounts receivable and inventories, and a decrease in accounts payable, partially offset by improved earnings.

As of October 31, 1997, the Company had outstanding capital commitments of $2,988,000 for thermoforming equipment, molds, computer hardware and software and other equipment, and was reviewing $390,000 of additional capital expenditures. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $3,000,000, as compared to $570,000 incurred in fiscal 1997. The Company believes the current level of production equipment and facilities, including its planned distribution facilities in California and Florida, plus the committed capital expenditures, should be sufficient to meet anticipated fiscal 1998 and 1999 requirements. The fiscal 1998 and 1999 expenditures will be financed from funds available through the Company's credit facility, capital expenditure term note facility and funds generated from operations.

Seasonality of Sales and Operating Profits

Historically, the Company's sales were highest during the third quarter and declined in the fourth quarter. Since the introduction of its line of produce containers during 1992, the percentage of the Company's sales occurring during the first two quarters has progressively increased and the Company expects this trend to continue.

Because the Company's sales have historically declined during the fourth quarter while its fixed overhead costs have remained relatively constant, the Company's gross margins and operating profit have generally been lowest during the fourth quarter. The introduction of the Company's line of produce containers in 1992 has also impacted the third quarter gross margins and operating profit. Prices for virgin PET resin and recycled material increased significantly during fiscal 1996 and declined significantly in fiscal 1997, however the Company believes that as refiners have continued to expand capacity, the supply of PET has exceeded the increase in demand and there is a more stable pricing environment. As a result, the relationship of gross margins from quarter to quarter should be more consistent with historical results.

                                     PART II

                                OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10.1 Lease Agreement with The Centurion Corporation, dated October 20, 1997 for Lot 26, Bert Drive, Hollister Business Park, Hollister, California

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  December 15, 1997                    ULTRA PAC, INC.

                                             By:   /s/ Calvin Krupa
                                                   Calvin Krupa

                                             Its:  President and Chief
                                                   Executive Officer



                                                   /s/ Bradley Yopp
                                                   Bradley Yopp
                                                   Chief Financial Officer