Form 10-K405
period 1998-01-31
ULTRA PAC INC
filed 1998-04-22
CIK 813134

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    _X_                        EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ___               EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transaction period from _________ to
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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               __X__ YES  NO ____

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

            As of April 17, 1998, 3,895,291 shares of Common Stock, no par value per share, were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing sales price on such date reported by NASDAQ) held by nonaffiliates of the Registrant was approximately $58,890,099.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.
================================================================================

ITEM 1 - BUSINESS

Recent Developments

    Subsequent to fiscal year-end, on February 26, 1998, the Company adopted a Shareholder Rights Plan pursuant to which Preferred Stock Purchase Rights were distributed, on March 18, 1998, to shareholders of record on that date. Each Right entitled the holder of a share of the Company's Common Stock to buy 1/100th of a share of a new series of preferred stock at an exercise price of $25.00 per share, subject to adjustment. The Rights provided that they would become exerciseable only if a person or group acquired 15% or more of the Company's common stock.

    On March 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ivex Packaging Corporation ("Ivex') and a wholly-owned subsidiary (the "Subsidiary") of Ivex (collectively the "Purchaser"). Pursuant to the Merger Agreement, the Purchaser commenced a tender offer on March 26, 1998, to purchase all outstanding shares of the Company's Common Stock for $15.50 per share in cash, contingent upon tender of shares representing at least 50% of the outstanding Common Stock of the Company and certain other conditions. The tender offer is to be followed by a merger of the Subsidiary with and into the Company in which all shares of the Company's Common Stock not purchased in the tender offer will be converted into the right to receive $15.50 per share in cash.

    The Company, on March 23, 1998, also amended the Shareholder Rights Plan to provide that the offer by Ivex and completion of the transactions related to the Ivex tender offer would not cause Ivex to become an Acquiring Person as defined in the Plan and, as a result, the Rights will not become exercisable as a result of the Ivex tender offer or the subsequent merger.

    As part of the tender offer, existing stock option and warrantholders will become entitled to receive cash equal to the difference between the tender offer price and the exercise price of each outstanding option or warrant. The Company could be required to pay up to $3,100,000 as a break-up fee if the Company does not comply with the terms of the Merger Agreement and is unable to cure such event of noncompliance within thirty (30) days.

    Ivex filed a Schedule 14D-1 with the Securities and Exchange Commission on March 26, 1998. The Company filed a Schedule 14D-9 on such date. Each of such Schedules has, as of the date of this Report, been amended and additional amendments may be filed.

Company Background

    Ultra Pac, Inc., designs, manufactures, markets and sells plastic containers and packaging for the food industry, including supermarkets, distributors of food packaging, wholesale bakery companies, fruit and vegetable growers, delicatessens, processors and retailers of prepared foods, and foodservice providers. The Company's packaging is primarily made from virgin or recycled polyethylene terephthalate ("PET") which the Company extrudes into plastic sheet and thermoforms into various shapes.

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

    The Company strives to serve as a single source of plastic packaging for its customers by offering a wide variety of shapes, styles and sizes of containers. The Company's products may be made from clear or colored plastic or a combination of both. The Company's current product offerings include both products manufactured and stocked in inventory, enabling timely shipment to customers, and special products that require a minimum order quantity and longer production lead times. Most of the Company's sales are of products manufactured for inventory.

    The Company's current product strategy is to design, market and manufacture products in sizes and shapes that will permit its products to be used in multiple applications, rather than custom products for single customers or limited markets. Even designs specially made for niche uses, such as muffin containers and cake domes, generally have multiple potential uses and/or customers. Most designs, like clamshells and rectangular designs, may be used for a broad range of applications such as cookies and mini-muffins by a bakery or salads and cold cuts by a delicatessen. From time to time, when significant volume is involved, on a non-exclusive basis, the Company will build new molds or create inserts to existing molds in order to satisfy individual customer requirements. For example, the Company may create an insert for a mold that would allow a rectangular clamshell container to have two compartments rather than one.

    The Company produces most of its plastic products from PET with the exception of some cake and pie bases and deli trays which can be made from either polystyrene or PET. The Company believes that packaging produced from PET is preferable to packaging produced from polystyrene or other more rigid plastics because PET has superior flexibility and is not prone to crack or chip like other plastic materials. The Company also believes that PET's distinctive characteristics benefit customers economically through improved sales and lower food spoilage than alternative packaging materials. PET has also become the most widely recycled form of plastic packaging in the United States, primarily as a result of its widespread use in plastic beverage bottles.

    The Company offers a wide variety of bakery and deli containers. These containers are of both the hinged-clamshell style as well as two-piece designs with separate domes and bases. Clamshells are most commonly used for pies, muffins, cookies, donuts, rolls, salads, fruits, sandwiches, candies and nuts. The two-piece container designs are typically used for cakes and pies, as well as cookies, donuts, vegetables, fruit and snacks. While some of the Company's bakery and deli containers are product-specific, the generic shapes of most make them suitable for a wide variety of bakery and deli products.

    In fiscal 1993, the Company introduced a line of produce containers, made from recycled PET, which are used by growers and distributors for shipping and displaying products such as strawberries, blueberries, raspberries, tomatoes and other fruits and vegetables. With continuing public concern over environmental issues and recycling, the Company believes that its use of recycled PET in produce containers appeals to customers, growers and sellers of fresh fruit.

    During April 1994, the Company introduced its line of C-PET containers, suitable for baking in either conventional or microwave ovens, which are primarily intended for use by commercial bakeries. This C-PET material is extruded in-house in a rigid form similar to the process used for other PET products. Compared to aluminum foil containers, these C-PET bakery containers offer superior shape retention and durability. They also allow bakers and other food processors to perform a detection process for metal contaminants not possible with aluminum containers. Currently, wholesale bakeries and other food processors use these containers for both baking and packaging angel food cakes, pizzas, cookies and muffins.

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

    The Company began custom printing on certain of its products and labels certain produce containers with customer names and UPC codes as a value-added service. The Company believes that its printing of certain containers, and to a lesser extent, its customer labeling and UPC codes, distinguish it from competitors and provide customers with additional value. The Company continues to focus its primary product development and marketing efforts on bakery, deli and produce packaging.

Manufacturing and Supply of Raw Materials

    The Company's products are manufactured from rolled plastic sheet, principally PET plastic sheet, using a thermoforming process. The rolls of plastic sheet are made by an extrusion process that involves melting petroleum-based resin pellets or flakes and then forcing the material under pressure through a die to form a flat sheet which is wound onto a large roll and stored for later use in the thermoforming process. At March 31, 1998, the Company had 6 extrusion lines in operation.

    To produce the Company's products, the plastic sheet is unwound from the large roll at the beginning of a 60-foot thermoforming production line. The sheet is first heated to approximately 300(degree) Fahrenheit and then molded into the desired shape using vacuum and air pressure. The molds are multiple-cavity and product specific, with the number of cavities determined by the size and shape of the container specific to that mold. The plastic retains the desired rigid shape as the mold cavities are cooled by water. The plastic sheet which has been formed into containers continues down the production line to a trim press which cuts and stacks the product in preparation for packing into corrugated shipping cartons. The trim scrap is then ground up for reuse in the extrusion process. At March 31, 1998, the Company had 32 thermoforming lines in operation.

    The Company manufactures its own PET sheet from both virgin resin material and recycled material. During fiscal 1997 and 1998 the Company was able to extrude 100% of its PET sheet requirements. With its current extrusion capacity, the Company expects to be able to supply all its PET sheet needs for fiscal 1999. In fact, at certain times during the year, the Company anticipates it will be extruding PET sheet at less than its full production capacity and on occasion, may extrude plastic sheet for other manufacturers.

    The PET resin pellets used to make plastic sheet may be purchased from several large suppliers, including Eastman Chemical Company, Shell Chemical Company, and E I Dupont DeNemours & Co. While the available supply of PET has historically been considered adequate, supplies of resin did tighten during fiscal 1996 and the Company experienced significant increases in raw material costs from its suppliers of virgin and recycled PET resin. Among other factors, these prices reflect increasing demand for PET resin by apparel manufacturers and soft drink bottlers worldwide. However, in fiscal 1997, the Company experienced significant reductions in the cost of these raw materials as capacity was being added by refiners. While prices for PET resins remained relatively flat during fiscal 1998, the Company did experience slight increases in its PET prices during the last half of the fiscal year. The Company believes that as refiners continue to expand capacity during the next few years, the supply of PET will exceed the increase in demand and should allow a more stable pricing environment. Furthermore, worldwide changes in oil prices and availability may affect the cost and availability of resins and plastic sheet.

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

    Although the market for the Company's food packaging is generally nationwide, some product sales are concentrated in certain geographic areas, such as blueberry packaging in certain northern tier states and strawberry packaging in California and Florida. During the past three years, the Company has shipped to a small but growing number of customers in other countries. In addition, the Company has ownership interest in two joint ventures and two product licensing agreement which involve marketing or manufacturing, or both, outside the United States.

    The Company primarily uses common carriers to ship its products. The Company, like many other packaging manufacturers, generally sells products at a price that includes shipment to the customer's location. However, the Company also sells produce containers to certain customers with the customer responsible for bearing the shipment costs.

Recycling and Recycled Products

    Several factors, including regulation, general consumer awareness of the benefits of recycling plastics and other natural resources, and consumer habits, have influenced the popularity of recycling. These factors, combined with increasing demand, have encouraged the growth of a recycling industry that collects, reprocesses and markets PET and other recycled materials. Accordingly, commodity markets have developed for these recycled materials, including PET. The Company's cost of purchasing recycled PET has, and will continue to be, influenced by such commodity market pricing.

     In October 1992, the Company purchased a 21,500 square foot facility, adjacent to its manufacturing facilities, to house its recycling equipment which was installed in March 1993. In August 1995, the Company shut down this recycling facility having experienced increasing difficulty in finding reliable sources of post-consumer PET for reprocessing. During fiscal 1997, the Company wrote down this equipment to its estimated net realizable value. During the fourth quarter of fiscal 1998, the Company relocated this equipment to Mexico where it may be operated by a potential joint venture to produce recycled PET for the Company.

Government Regulation

    The United States Food and Drug Administration ("FDA") regulates packaging that comes into contact with food, including packaging made from recycled material. The Company sought, and subsequently obtained, the FDA staff's acknowledgment that it does not object to the use of recycled PET in the line of produce containers manufactured by the Company. In addition, the Company also sought and obtained the FDA staff's acknowledgment that it does not object to the use of co-extruded PET (Petewich(R)) which has a layer of recycled PET laminated between layers of virgin PET.

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

Customer Base

    The Company has over 610 active customers located throughout the United States as well as Canada, Australia, South America, Mexico and other countries. Only one customer, Kroger, accounted for more than 10% of the Company's sales during fiscal 1998. The loss of this customer may have a material adverse effect on the Company's operations. With time, and subject to additional growth of its business, the Company expects its dependence on any single customer or small number of customers will diminish.

Backlog

    Although from time to time the Company receives advance orders for certain of its produce containers, the Company does not believe that backlog is a material aspect of its business.

Competition

    The Company's products compete with non-plastic packaging alternatives, including paper, aluminum and paper pulp or wood (as often used in produce packaging), as well as with packaging products made from polystyrene, PET and other plastics. The Company believes that its primary competitive advantages include its ability to rapidly develop and produce innovative packaging designs to meet customer needs; its ability to rapidly fill most customer orders; and the functional, environmental and merchandising advantages of the Company's predominantly PET based product line.

    The Company competes with packaging manufacturers with substantially greater financial resources, marketing and development resources. Primary competitors in plastic packaging include Tenneco Packaging, IVEX Packaging Corporation and InLine Packaging. These competitors may be able to sell products similar to the Company's at a lower price than the Company, because a significant portion of their plastic products are manufactured using polystyrene plastic material which is lower in cost than PET. The Company believes that the price advantage of competitors using non-PET resins is, in part, offset by the higher quality, greater versatility and superior utility of products made from PET. However, the degree to which this price advantage may benefit competitors has and will vary over time, depending on the cost disparity between polystyrene and PET resin prices.

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

Employees

    As of March 31, 1998, the Company had 67 salaried employees and 308 hourly employees, none of whom were represented by labor unions or subject to collective bargaining agreements. Also at March 31, 1998, the Company had contracted the services of approximately 21 production workers through temporary agencies. Because the unemployment rate is currently very low, from time to time, the Company has and may continue to have difficulty in attracting and retaining qualified employees. The Company generally believes its relations with its employees are good.

ITEM 2 - PROPERTIES

    The Company utilizes approximately 453,000 square feet of space for its manufacturing, warehousing and office facilities located in Rogers, Minnesota. The Company owns approximately 109,000 square feet of this space and leases the remaining facilities under four separate operating lease agreements. In fiscal 1998, the Company entered into a lease agreement for a 110,400 square foot manufacturing and warehousing facility in Hollister California. This facility is currently under construction and is expected to be completed during the third quarter of fiscal 1999. The Company currently leases a temporary 20,000 square foot facility for West Coast distribution purposes until the construction is complete. The square feet covered under each lease and the respective expiration date is as follows:

                      Lease      Square Feet       Expiration Date
                      -----      -----------       ---------------
                        1          166,000         December 1, 2008
                        2           65,000         March 1, 2010
                        3           56,000         March 1, 2010
                        4           56,000         December 1, 2002
                        5          110,000         August 1, 2008

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

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

                                                     HIGH            LOW
                                                     ----            ---
            FISCAL YEAR ENDED JANUARY 31, 1998

                  First Quarter                      $6             $4-1/4
                  Second Quarter                      9-1/4          5-5/8
                  Third Quarter                       10             8-1/2
                  Fourth Quarter                      10-3/16        6-5/8

                                                     HIGH            LOW
                                                     ----            ---
            FISCAL YEAR ENDED JANUARY 31, 1997

                  First Quarter                      $3-3/8         $2-1/2
                  Second Quarter                      4-3/8          2-3/4
                  Third Quarter                       4-1/4          2-3/8
                  Fourth Quarter                      4-7/16         2-5/8

    As of April 17, 1998 there were approximately 400 holders of record, plus approximately an additional 700 beneficial owners of the Company's common stock.

    The Company has never paid cash dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future. In addition, one of the Company's current loan agreements prohibits the payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                                      Years ended January 31,
                                                            ------------------------------------------------------------------------
                                                                1998           1997           1996           1995            1994
                                                            -----------    -----------    -----------     -----------    -----------
                                                                  (in thousands, except for Earnings per Common Share)
Statements of Earnings Data
    Net sales                                               $    62,124    $    61,719    $    66,129     $    57,250    $    41,189
    Cost of products sold                                        38,416         42,156         54,187          41,625         30,521
                                                            -----------    -----------    -----------     -----------    -----------

                   Gross profit                                  23,708         19,563         11,942          15,625         10,668

    Operating expenses
           Marketing and sales                                   13,121         10,647         11,481          10,066          8,202
           Administrative                                         3,162          2,750          2,760           2,347          1,549
                                                            -----------    -----------    -----------     -----------    -----------
                                                                 16,283         13,397         14,241          12,413          9,751

                   Operating profit (loss)                        7,425          6,166         (2,299)          3,212            917

    Interest expense and other                                    1,650          3,223          2,581           1,507            842
                                                            -----------    -----------    -----------     -----------    -----------

                   Earnings (loss) before income tax              5,775          2,943         (4,880)          1,705             75

           Income tax provision (benefit)                         2,142          1,144         (1,721)            654             16
                                                            -----------    -----------    -----------     -----------    -----------

                   NET EARNINGS (LOSS)                      $     3,633    $     1,799    $    (3,159)    $     1,051    $        59
                                                            ===========    ===========    ===========     ===========    ===========

           Earnings (loss) per common share
                   Basic                                    $      0.94    $      0.48    $     (0.84)    $      0.28    $      0.02
                                                            ===========    ===========    ===========     ===========    ===========
                   Diluted                                         0.90           0.47          (0.84)           0.28           0.02
                                                            ===========    ===========    ===========     ===========    ===========

           Weighted average number of shares outstanding
                   Basic                                      3,856,541      3,782,853      3,766,215       3,766,071      3,765,715
                                                            ===========    ===========    ===========     ===========    ===========
                   Diluted                                    4,048,745      3,791,886      3,766,215       3,766,144      3,767,621
                                                            ===========    ===========    ===========     ===========    ===========


                                                                                         January 31, 1998
                                                            ------------------------------------------------------------------------
                                                                1998           1997           1996            1995           1994
                                                            -----------    -----------    -----------     -----------    -----------

Balance Sheet Data
    Working capital                                         $     3,156    $       270    $     2,685     $     6,771    $     5,632
    Total assets                                                 42,734         42,029         50,581          44,322         32,801
    Long-term obligations                                        12,907         15,978         27,235          20,227         13,652
    Shareholder's equity                                         15,557         11,528          9,427          12,587         11,533


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

    Management believes that future sales and operating results could be affected by various factors. These include: supply and demand for PET raw material (including both virgin resin and recycled material), and the resulting impact on the Company's raw material costs; competitive pressures in the marketplace for the Company's products both from existing competitors and new entrants into the market place and from competitors who use lower-cost non-PET resins such as OPS (oriented polystyrene); weather conditions during the growing season of fresh produce and the resulting impact on the demand for plastic packaging, principally during the Company's first, second and third fiscal quarters; the Company's ability to estimate future sales and react to any significant unforeseen increases or decreases in sales and the impact on its fixed overhead cost structure including the possible need for significant capital expenditures; the cost and availability of suitably skilled employees; and the cost, availability and amount of debt financing.

    The Company, on March 23, 1998, entered into an Agreement and Plan of Merger with Ivex Packaging Corporation. See "Business - Recent Developments."

Results of Operations

    The following table sets forth, for the periods indicated, information derived from the Statements of Operations of the Company expressed as a percentage of net sales.

                                               Fiscal years ended January 31,
                                             1998          1997          1996
                                             ----          ----          ----

Net sales                                    100.0%        100.0%        100.0%
Cost of products sold                         61.8          68.3          81.9
                                           -------       -------       -------
     Gross profit                             38.2          31.7          18.1

Operating expenses
      Marketing and sales expense             21.1          17.2          17.4
      Administrative expense                   5.1           4.5           4.2
                                           -------       -------       -------
                                              26.2          21.7          21.6
                                           -------       -------       -------
     Operating profit (loss)                  12.0          10.0          (3.5)

Other income (expense)
      Write down of recycling equipment       --             (.8)         --
      Interest expense and other              (2.7)         (4.4)         (3.9)
                                           -------       -------       -------
                                              (2.7)         (5.2)         (3.9)
                                           -------       -------       -------
     Earnings (loss) before income taxes       9.3           4.8          (7.4)

Income tax provision (benefit)                 3.5           1.9          (2.6)
                                           -------       -------       -------

     NET EARNINGS (LOSS)                       5.8%          2.9%         (4.8)%
                                           =======       =======       =======


Fiscal 1998 Compared To Fiscal 1997

Net Sales:
    Net sales increased .7% from $61,718,514 to $62,123,961 for the year ended January 31, 1998 ("fiscal 1998"), as compared to the year ended January 31, 1997 ("fiscal 1997"). The increase in net sales during fiscal 1998 was due primarily to strong sales of the Company's line of bakery containers and, to a lesser degree, food service products as well as the sale of plastic sheet to others. The above were offset in part by a decline in the sale of produce containers, and to a lesser degree, the sale of deli containers. In addition, the Company's sales were impacted by lower selling prices for its products, resulting from pricing decisions related to competitive pressures and lower material costs throughout the industry.

    While produce container sales in the first quarter of fiscal 1998 were negatively impacted by the publicity surrounding the hepatitis alert related to frozen strawberries, sales of these containers remained soft through the remainder of the fiscal year due to the Company's pricing and marketing strategies and market conditions. Produce container sales in the fourth quarter were also impacted by the heavy rains in California and Florida.

    To be more competitive in the marketplace and to better serve its existing customers, the Company has established a temporary warehouse facility for its produce products located in the major produce growing region of California. At the same time, the Company entered into a long-term lease agreement for a facility, construction of which is expected to be completed during the third quarter of fiscal 1999, which will allow it to manufacture, label and warehouse many of its produce and other product lines in California.

    The Company expects its sales to increase significantly in fiscal 1999, as compared to fiscal 1998, as a result of continued strong sales of its bakery containers, improved sales to the produce markets (due in part to the establishment of its production and warehousing facility in California) and from sales to new customers.

Gross Profit:
    Gross profit margins increased from 31.7% during fiscal 1997 to 38.2% during fiscal 1998. The improvement in gross profit margins is primarily attributable to lower prices of raw materials and, to a lesser extent, the sale of plastic sheet to others.

    Prices for virgin PET and recycled material declined dramatically during the second, third and fourth quarters of fiscal 1997, due in part, to increased capacity of refiners and lower market prices for paraxylene, a major component of PET resins. While these prices have increased slightly in fiscal 1998, raw material prices continue to remain near historic lows for the Company.

   The Company has a resin supply agreement through December 31, 1998 which provides for the price of C-PET to remain fixed for the duration of the agreement and the price for PET to remained fixed through June 1998. Beginning in July 1998, the price of PET will be allowed to float with market conditions subject to limits on the amount of price increases and decreases. Under this agreement, the Company is required to purchase minimum resin quantities which represent a major portion of its virgin PET resin needs.

   Since the installation of its fifth and sixth extrusion lines in fiscal 1996, the Company has supplied all its PET sheet needs. The cost of plastic sheet extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources. At various times, the Company's production requirements for plastic sheet have been less than its full production capacity. As a result of this excess capacity, the Company has also extruded plastic sheet for other manufacturing firms.

   The Company's workforce increased during fiscal 1998 as compared to fiscal 1997. On average, during fiscal 1998, the Company employed approximately 341 people as compared to 319 during fiscal 1997. Almost all of the increase in staffing levels was in the Company's manufacturing operations reflecting the need to increase manufacturing output required to meet the increase in sales volume. In addition to the increased number of employees, the Company's manufacturing labor cost per employee has increased due to increased wage rates and an increase in the number of overtime hours worked by its employees as a result of the labor shortage in the region. While the Company believes its pay and benefits are competitive, it anticipates an increase in its employee turnover rate due in part to the availability of jobs in the area. The Company expects that the number of employees will increase in fiscal 1999 to meet an anticipated increase in sales. The Company also anticipates that productivity improvements during fiscal 1999 will partially offset the need to hire additional employees to meet the anticipated sales demand.

    While gross margins increased significantly in fiscal 1998 as compared to fiscal 1997, the Company does anticipate gross margins to decline slightly in fiscal 1999 as a result of an increase in post-consumer resin prices and the start-up costs associated with the new facility in California.

Operating Expenses:
  Marketing and sales expense increased from $10,647,163 or 17.2% of net sales, to $13,120,633 or 21.1% of net sales during fiscal 1998, as compared to fiscal 1997. The increase was primarily attributable to increased freight costs and commissions, expressed in terms of both dollars and as a percentage of sales. The increase in commission expense resulted from an increase in commission rates, effective February 1997. Marketing and sales expense also increased as a result of the hiring of a Director of Sales and Marketing and additional sales and marketing personnel primarily during the fourth quarter of fiscal 1997.

    The Company anticipates increases in marketing and sales expense during fiscal 1999 as compared to fiscal 1998, primarily due to operating costs related to the establishment of warehousing facilities in California and increases in freight and commission expense as a result of anticipated sales increases. In October 1997, the Company signed a ten year lease agreement for a 110,400 square foot manufacturing and warehousing facility in California. The minimum annual lease payments under this lease that relate to the warehousing portion of the facility will be approximately $270,000 (total of $540,000) during years one through five and $300,000 (total of $600,000) during years six through ten. Nonetheless, with the anticipation of increased sales in fiscal 1999, the Company expects sales and marketing expense, as a percentage of sales, to decline.

    Administrative expenses increased from $2,749,693, or 4.5% of net sales, to $3,162,419 or 5.1% of net sales during fiscal 1998, as compared to fiscal 1997. The increase was due in part to an increase in depreciation expense resulting from a reduction in the estimated useful lives of the Company's computer hardware and software. The Company is currently implementing a new information system, which it expects to have fully implemented during the second quarter of fiscal 1999. In addition, employee benefit costs also increased resulting from the reinstatement of the Company's practice of partially matching employee contributions to its 401(k) plan.

Interest Expense and Other:
    Interest expense decreased from $2,584,498 or 4.2% of net sales, to $1,733,511 or 2.8% of net sales, for fiscal 1998, as compared to fiscal 1997. The decrease was principally due to lower debt levels as well as lower interest rates. The Company anticipates a slight decrease in interest expense, expressed in terms of both dollars and as a percentage of sales, for fiscal 1999 as compared to fiscal 1998.

    In the second and third quarters of fiscal 1997, the Company recorded other expense of $509,638, resulting from the writedown of its recycling equipment to its estimated net realizable value.

Fiscal 1997 Compared To Fiscal 1996

Net Sales:
    Net sales decreased 6.7% from $66,128,723 to $61,718,514 for fiscal 1997 as compared to the year ended January 31, 1996 ("fiscal 1996"). The decrease in net sales during fiscal 1997 was due in part to the Company's focus on margin improvement rather than on sales growth. The Company believes that competitive pressures resulted in a decline in bakery and produce container sales due to new entrants into the markets served and pricing pressures from competitors using lower-cost, non-PET resins such as oriented polystyrene.

    The decrease in bakery and produce container sales was offset in part by an increase in sales of the Company's line of Ultra Lite Bakeable products and its line of food service products. While the cost disparity between oriented polystyrene and PET had increased significantly during fiscal 1996, the Company has seen a narrowing of this disparity during the second half of fiscal 1997.

Gross Profit:
    Gross profit margins increased from 18.1% during fiscal 1996 to 31.7% during fiscal 1997. The improvement in gross profit margins is primarily attributable to lower prices of PET resin and other raw materials, and to a lesser extent, to the Company's ability to supply all PET sheet needs from in-house extrusion facilities and to a decline in production labor costs coupled with improved manufacturing efficiencies.

    During fiscal 1996, the Company experienced significant increases in raw material costs from its suppliers of virgin PET resin and recycled PET material. These prices remained high during the early part of fiscal 1997. However, prices for virgin PET resin and recycled material declined dramatically during the second and third quarters of fiscal 1997 due in part to increased capacity of refiners and lower market prices for paraxylene, a major component of PET resins. These prices remained relatively flat during the fourth quarter of fiscal 1997. This decline in the cost of PET resin and recycled material in fiscal 1997 was significantly greater than the increase experienced in fiscal 1996. During fiscal 1997, the Company amended its three-year resin supply agreement, entered into in fiscal 1996, to allow for pricing to float with market conditions subject to limits on the amount by which prices may increase with no limit on price decreases.

    With the installation of its fifth and sixth extrusion lines in fiscal 1996, the Company was able to supply all its PET sheet needs for fiscal 1997. In fact, at various times, it has extruded PET sheet at less than its full production capacity and on occasion, has extruded plastic sheet for other manufacturers. The cost of plastic sheet extruded by the Company has been significantly lower than the cost of plastic sheet purchased from outside sources.

    The Company's workforce was dramatically lower in fiscal 1997 as compared to fiscal 1996. On average during fiscal 1997, the Company employed approximately 319 people as compared to 468 during fiscal 1996. Almost all of the reduction in staffing levels was in the Company's manufacturing operations reflecting improved productivity.

Operating Expenses:
    Marketing and sales expense decreased from $11,481,007, or 17.4% of net sales, to $10,647,163 or 17.2% of net sales, during fiscal 1997, as compared to fiscal 1996. The decrease in marketing and sales expense was primarily due to lower sales levels resulting in a reduction in freight and commission expense. The commission expense decrease, in dollars and as a percentage of sales, was also partially due to a reduction in the commission rate. The Company expanded its sales and marketing staff with the addition of another regional sales manager in the fourth quarter of fiscal 1997, as well as additions to the sales and marketing support staff.

    Administrative expenses of $2,759,614 or 4.2% of net sales in fiscal 1996 and $2,749,693 or 4.5% of net sales in fiscal 1997, remained relatively unchanged. However, fiscal 1997 expenses included costs associated with the May 1996 hiring and subsequent October 1996 separation of a Chief Operating Officer, as well as the addition of a Director of Management Information Systems in August 1996. Although the Company saw an increase in legal costs associated with certain litigation matters arising in the normal conduct of the Company's business, almost all of those legal costs, which were associated with the Company's claim for patent infringement, were reclassified during the fourth quarter ended January 31,1997 into "Other Income and Expense" to offset the proceeds received in January 1997 from the settlement of such litigation.

Interest Expense and Other:
    Interest expense increased from $2,516,672 or 3.8% of net sales, to $2,584,498 or 4.2% of net sales, for fiscal 1997, as compared to fiscal 1996. During the second half of fiscal 1997, the Company significantly lowered its debt levels primarily through improved earnings and cash flow performance during such time. The interest savings from these lower debt levels was offset in part by an increase in interest rates resulting from the refinancing of its bank debt in June of 1996.

    Other income and expense increased from $65,180 or .1% of net sales, to $637,921 or 1.0% of net sales for fiscal 1997 as compared to fiscal 1996. During the second and third quarters of fiscal 1997, the Company recorded charges of $50,000 and $459,638 respectively from the writedown to the estimated net realizable value of the Company's recycling equipment.

Inflation:
    The Company believes inflation has not significantly affected its results of operations.

Liquidity and Capital Resources

    Because the Company's business is highly capital intensive, it has traditionally relied heavily on bank and other debt financing to fund its capital requirements. While the Company expects to continue to rely on bank and other debt financing, the Company, in fiscal 1998, slightly reduced its level of debt financing due to its improved operating performance, offset partially by increased capital expenditures. As of January 31, 1998, the Company had borrowed $4,339,710 under its amended $8,000,000 revolving credit facility, leaving $3,660,290 potentially available. Under the Company's borrowing base, $2,075,400 of the $3,660,290 was available at January 31, 1998.

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

    In February 1998, the Company refinanced an equipment loan with a balance of approximately $1,800,000 with its principal lender, to reduce the interest rate from 10.87% to 8.75%.

    Working capital increased from $270,438 on January 31, 1997 to $3,155,852 on January 31, 1998. This increase is primarily attributable to a decrease in accounts payable and increases in accounts receivable and inventories, offset in part by an increase in accrued liabilities. Accounts payable decreased from $5,838,416 on January 31, 1997 to $4,903,098 on January 31, 1998, primarily as a result of increased cash flow from operations results. Accounts receivable increased from $3,422,969 as of January 31, 1997 to $4,432,586 as of January 31, 1998 primarily as a result of increased sales during the fourth quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997. Inventories increased from $6,872,430 as of January 31, 1997 to $8,459,601 as of January 31, 1998 primarily due to increased quantities of finished goods on hand to meet anticipated sales levels in the first quarter of fiscal 1999.

    For fiscal 1998, $5,622,421 of cash was provided by operating activities as compared to $9,057,924 for fiscal 1997. This reduction reflects a decrease in accounts payable and increases in accounts receivable and inventories, offset in part by increases in accrued liabilities and improved operating earnings.

    As of January 31, 1998, the Company had outstanding capital commitments of $954,980 for thermoforming equipment, molds, computer hardware and software and other equipment. As of March 31, 1998, the Company was reviewing $1,320,000 of additional capital expenditures. The Company anticipates that capital expenditures for fiscal 1999 will be approximately $5,900,000 as compared to $2,742,296 for fiscal 1998. The Company believes the current level of production equipment and facilities, including its planned facility in California, plus the committed and planned capital expenditures, should be sufficient to meet anticipated fiscal 1999 requirements. The fiscal 1999 expenditures will be financed from funds available through the Company's credit facility, capital expenditure term note facility and funds generated from operations.

Seasonality of Sales and Earnings

   Historically, the Company's sales were highest during the third quarter and declined during the fourth quarter. Since the introduction of its line of produce containers during 1992, the percentage of the Company's sales occurring during the first two quarters has progressively increased and the Company expects this trend to continue.

    Because the Company's sales have historically declined during the fourth quarter while its fixed overhead costs have remained relatively constant, the Company's gross margins and operating profit have generally been lowest during the fourth quarter. Since the introduction of the Company's line of produce containers, this has also impacted the third quarter gross margins and operating profit. However, given the significant increases in prices for virgin PET resin and recycled material during fiscal 1996, and the significant declines in PET prices during the second and third quarters of fiscal 1997, the Company's gross margin (both in dollars and as a percentage of sales) was actually lower during the first two quarters of fiscal 1997 than in the third quarter and fourth quarters. The Company believes that as refiners continue to expand capacity, the supply of PET will exceed the increase in demand and there will be a more stable pricing environment. As a result, the relationship of gross margins from quarter to quarter should be more consistent with historical results. The relationship of gross margins from quarter to quarter during fiscal 1997 is not expected to re-occur.

Recently Issued Accounting Standards and Year 2000 Matters

    During January 1998 the Company adopted Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS is effective for both interim and annual financial statements with periods ending after December 15, 1997. There was no material effect on the Company's previously reported earnings per share as a result of adopting this new standard.

    SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were released in July 1997 and will be adopted in fiscal 1999. The pronouncements will have no significant impact on the Company's financial statements.

    As previously discussed, the Company is in the process of implementing new computer hardware and software. The Company believes it will be year 2000 compliant. The Company is also in the process of reviewing its existing ancillary computer systems to ensure year 2000 compliance. The Company believes the costs of modifying any of these existing systems for year 2000 compliance will not materially affect its operating results.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    Identified at Item 14 hereof and incorporated herein by reference are the financial statements and schedules following Item 14 of this report.

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

    The names of Ultra Pac's current directors and executive officers, their ages as of March 23, 1998 and certain other information about them are set forth below. It is anticipated that all of the current directors of Ultra Pac will resign effective as of the consummation of the Tender Offer by Ivex Packaging Corporation. See "Business - Recent Developments".

       Name                  Age                  Company Position               Director Since
----------------             ---                  ----------------               --------------\
Calvin S. Krupa (1)           51      President, Chief Executive Officer and           1987
                                      Chairman of the Board
James A. Thole (2)            58      Secretary and Director                           1987
John F. DeBoer (2)(3)         56      Director                                         1991
Frank I. Harvey (1)(2)(3)     47      Director                                         1991
Thomas F. Rains (1)           63      Director                                         1996
William J. Howard             46      Chief Operating Officer                           n/a
Bradley C. Yopp               43      Chief Financial Officer                           n/a


----------------------------------------------
(1)     Member of the Audit Committee.
(2)     Member of the Compensation Committee.
(3)     Member of the Stock Option Committee.

            CALVIN S. KRUPA has served as the Company's President and Chief Executive Officer since February 1987. For the three years prior to 1987, Mr. Krupa was marketing manager for Innovative Plastics, Inc., a Minneapolis-based producer of plastic packaging.

            JAMES A. THOLE has served as Secretary of the Company since February 1987. From February 1987 to August 1991, he also served as Treasurer of the Company. Mr. Thole is not an employee of the Company. He has served as the President and Chief Executive Officer of Packaging Plus, Inc., a
Minneapolis-based packaging company, since 1979.

            JOHN F. DEBOER is the Secretary of SIG Holding U.S.A., Inc., a privately-held holding company. Mr. DeBoer is also Vice President-Finance for SIG Packaging Technology N.A. Inc., based in New Richmond, Wisconsin, a wholly owned subsidiary of SIG Holding U.S.A., Inc., which is engaged in the manufacture and sale of packaging equipment.

            FRANK I. HARVEY is a shareholder in the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd. based in Bloomington, Minnesota, where he has practiced law since 1976.

            THOMAS F. RAINS was employed by Pillsbury Bakeries and Food Service, Inc., a Minneapolis-based food products company, from 1992 until his retirement in June 1995, at which time he held the position of Vice President/General Manager - In-Store Retail Bakeries. From 1965 to 1992, Mr. Rains was employed by McGlynn Bakeries, Inc. in various positions, including President of the Frozen Products Division. From November 1996 to February 1997, Mr. Rains was Interim Chief Operating Officer of the Company while the Company searched for a new Chief Operating Officer.

            WILLIAM J. HOWARD became Chief Operating Officer of the Company in March 1997. From January 1995 to February 1997, Mr. Howard served as Senior Vice President, Business Development of GE Capital Fleet Services, a financial services company based in Eden Prairie, Minnesota. From June 1992 until January 1995 he served as Vice President, Business Development with Pillsbury Bakeries and Food Service, Inc., a Minneapolis-based food products company. Mr. Howard also served as Vice President, Finance of Pillsbury Bakeries and Food Service, Inc., from May 1990 to June 1992.

            BRADLEY C. YOPP has served as Chief Financial Officer since January 1992. Prior to that time, Mr. Yopp served as Controller of the Company since joining the Company in September 1991. From June 1984 to September 1991, Mr. Yopp served as Controller of Spearhead Industries, Inc., a seasonal toy company.

            Each director of Ultra Pac holds office until the next annual meeting of shareholders or until a successor has been elected and qualified. Ultra Pac's executive officers are elected by the Board and serve at the discretion of the Board.

            There are no family relationships between any director or executive officer and any other director or executive officer of Ultra Pac.

            There are no arrangements or understandings between any of the executive officers of Ultra Pac and other persons relating to their selection as officers.

ITEM 11 - EXECUTIVE COMPENSATION

            The following table sets forth the compensation earned for services rendered in all capacities to the Company during the Company's fiscal years ended January 31, 1996, 1997 and 1998 by Calvin S. Krupa, President and Chief Executive Officer, William Howard, Chief Operating Officer and Bradley C. Yopp, Chief Financial Officer.

Summary Compensation Table

                                                                                              Long-Term
                                                             Annual Compensation             Compensation
                                               -------------------------------------------   ------------
                                Fiscal Year                                 Other Annual      Securities        All Other
Name and                           Ended                                  Compensation (1)    Underlying     Compensation (2)
Principal Position              January 31     Salary ($)    Bonus ($)          ($)           Options (#)           ($)
------------------              ----------     ----------    ---------    ----------------    -----------    ----------------
Calvin S. Krupa,                   1998          297,348       130,000        20,947            40,000            3,200
    President and Chief            1997          297,105            --        20,947            20,000               --
    Executive Officer              1996          275,144        35,000        20,336            20,000            3,000

William J. Howard                  1998          172,941        20,000         7,261            20,000               --
    Chief Operating Officer

Bradley C. Yopp                    1998          115,371        30,000         7,825            10,000            3,017
    Chief Financial                1997          109,720            --            --            12,000               --
    Officer                        1996          100,355        10,000            --             5,000            2,207

------------------------
(1) Includes the cost to the Company of automobiles provided to Mr. Krupa, Mr. Howard and Mr. Yopp and the cost of a disability income policy for the benefit of Mr. Krupa.

(2) Matching contributions by the Company to a 401(k) plan for the benefit of the person named.

Option Grants During Fiscal 1998

            The following table sets forth information with respect to each option granted during the fiscal year ended January 31, 1998 to the executive officers named in the Summary Compensation Table:

                                               Individual Grants
-----------------------------------------------------------------------------------------------
                                                                                                      Potential Realizable
                                                                                                        Value at Assumed
                                                                                                      Annual Rates of Stock
                   Number of Securities     Percentage of Total                                        Price Appreciation
                        Underlying            Options Granted                                          For Option Term (1)
                         Options               To Employees          Exercise        Expiration    -------------------------
      Name             Granted (#)          in Fiscal Year (%)    Price ($/Share)       Date        5% ($)          10% ($)
---------------    --------------------     ------------------    ---------------    ----------    --------         --------
Calvin S. Krupa          20,000                    12.5                 9.25          7/27/07       51,112          112,944

William J. Howard        25,000                    15.6                5.625           3/2/02       38,852           85,853
                         75,000                    46.9                 4.25           2/1/02      108,405          245,935

Bradley C. Yopp          10,000                     6.3                 9.25          7/27/07       25,556           56,472


------------------------
(1) Computed based upon the closing price of the Company's Common Stock on the date of grant. No assurance can be given that the stated rates of appreciation (5% and 10%) will be or can be achieved.

Aggregate Option Exercises in Fiscal 1998 and Fiscal Year-end Option Values

            The following table summarizes options exercised during the year ended January 31, 1998 by the executive officers named in the Summary Compensation Table and the value of the unexercised options held as of January 31, 1998:

                                                              Number of Securities              Value of Unexercised
                                                             Underlying Unexercised                 In-the-Money
                      Shares Acquired       Value        Options at Fiscal Year End (#)    Options at Fiscal Year End ($)
      Name            on Exercise (#)    Realized ($)     (Exercisable/Unexercisable)     (Exercisable/Unexercisable) (1)
---------------       ---------------    ------------     ---------------------------     -------------------------------
Calvin S. Krupa             --                --                   100,000/--                         92,520/--

William J. Howard           --                --                   100,000/--                        234,425/--

Bradley C. Yopp             --                --                    35,000/--                         49,566/--


------------------------
(1) Based on a closing Common Stock trade price of $6.938 per share on January 31, 1998, the Company's fiscal year end. The value of unexercised in-the-money options is equal to the difference between fair market value of the Common Stock underlying the options at fiscal year-end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of January 31, 1998, while unexercisable options refer to those options that become exercisable at various times thereafter.

Compensation of Directors

            The Company pays each director who is not an employee of the Company a director's fee of $2,500 per year. The Outside Directors' Option Plan (the "Directors' Plan") provides for an annual non-discretionary grant of an option to purchase 1,000 shares (2,500 shares if the director has not previously received an option under the Directors' Plan) to each nonemployee director of the Company, who is a director immediately after each Annual Meeting of Shareholders. The exercise price of such options is equal to the closing price of the Company's Common Stock on the date of grant. The options are immediately exercisable and expire five years from the date of grant, subject to earlier cancellation upon termination as a director. The Company does not compensate employee directors for service on the Board of Directors.

            Two members of the Board of Directors received additional compensation from the Company during the fiscal year ended January 31, 1998. The Company paid Mr. Thole $2,500 for services as the Company's Secretary. The Company paid Mr. Rains a total salary of $36,863 in consideration for his service as the Company's interim Chief Operating Officer through February 1997 and for services rendered in connection with various projects of the Company for the fiscal year ended January 31, 1998. Mr. Rains did not receive any director's fees during fiscal 1998. The Company has also agreed to continue to employ Mr. Rains on a part-time basis and to pay him an annual salary of $5,000 for services to be rendered in connection with various projects of the Company during the fiscal year ending January 31, 1999.

Employment Agreement, Termination of Employment and
Change-in-control Arrangements

            The Company entered into an employment agreement with Calvin S. Krupa on June 20, 1989, as amended on March 31, 1990 and January 3, 1992 (the "Employment Agreement"). The Employment Agreement provides for an annual salary to be set by the Compensation Committee, discretionary bonuses as determined by the Compensation Committee and other employment benefits. Pursuant to the Employment Agreement, Mr. Krupa must give 90 days notice prior to termination and is subject to a one year covenant not to compete. Mr. Krupa's Employment Agreement also provides for severance pay in the amount equal to three years' base salary in effect on the date of termination if: (i) the Company terminates him for any reason other than "for cause" as defined in the Employment Agreement, or if such termination occurs "for cause," during the 18 months following a "change in control," as defined in the Employment Agreement, or (ii) Mr. Krupa voluntarily terminates his employment within 18 months after a "change in control." These amounts are payable, at the option of Mr. Krupa, in a lump sum or in semi-monthly installments.

            The Company and William Howard are parties to a Change of Control Termination Agreement dated January 31, 1997 (the "Change of Control Agreement"). The Change of Control Agreement provides that following a "change of control termination" the Company will pay Mr. Howard a lump sum payment in an amount equal to two times Mr. Howard's annual compensation. A "change in control termination" means a termination within one year of a change of control by the Company or its successors or a termination by Mr. Howard for "good reason" as defined in the Change of Control Agreement. The amount payable to Mr. Howard under the Change of Control Agreement is subject to certain limitations set forth in the Internal Revenue Code.

            The Company and Bradley C. Yopp are parties to a Change of Control Termination Agreement dated February 25, 1995 (the "Change of Control Agreement"). The Change of Control Agreement provides that following a "change in control termination" the Company will pay Mr. Yopp a lump sum payment in an amount equal to two times Mr. Yopp's annual compensation. A "change in control termination" means a termination within one year of a change of control by the Company or its successors or a termination by Mr. Yopp for "good reason" as defined in the Change of Control Agreement. The amount payable to Mr. Yopp under the Change of Control Agreement is subject to certain limitations set forth in the Internal Revenue Code.

Compensation Committee Report on Executive Compensation

            INTRODUCTION. This report is provided by the Compensation Committee of the Board of Directors of the Company (the "Committee"). The Committee, which consists solely of non-employee directors, is responsible for establishing and administering the Company's executive compensation program. The members of the Committee do not receive awards under the Company's incentive compensation programs. The Compensation Committee met in February 1998 to set annual compensation and to award bonuses to the Company's executive officers based on the Company's results for the fiscal year ended January 31, 1998.

            COMPENSATION PROGRAM. The Committee is responsible for establishing, implementing and monitoring the Company's executive compensation program. The Company's current executive compensation program involves a combination of base salary, performance-based bonuses and long-term incentive awards. Base salaries are intended to attract and retain highly-qualified executives. Bonuses to executive officers are intended to reward short-term performance of the executive officer and the Company. Grants of stock options by the Company are intended to encourage and reward executive officers based upon the Company's long-term performance and to provide executive officers with a financial interest in the success of the Company, which aligns the executive officers' interests with the interests of the Company's shareholders.

            BASE SALARY. The philosophy of the Committee is to set base salaries for each of the executive officers of the Company at appropriate levels for the relative positions of the officer and the duties of the position. The Committee has the authority to determine the salaries of the Company's Chief Executive Officer and other executive officers, subject to the terms of pre-existing employment agreements. The Committee believes that there should be little change from year to year in the base salary of the executive officers other than increases due to: (i) growth of the Company's sales; (ii) growth in responsibility of the position; or (iii) cost of living increases. The Committee believes that additional compensation above base levels should be by bonus based on individual performance and the financial performance of the Company.

            PERFORMANCE-BASED BONUSES. Payment of bonuses to officers of the Company is determined based upon the Company's financial results.

            LONG-TERM INCENTIVE AWARDS. The Company's long-term incentive program consists of stock option grants which encourage achievement of long-term goals and objectives consistent with enhancing shareholder value. Awards of stock options provide executives with increased motivation and incentive to exert their best efforts on behalf of the Company by increasing their personal stake in the Company's success through the opportunity to acquire a greater equity interest in the Company and to benefit from appreciation in the value of the Company's stock. All stock options granted to executive officers have an exercise price of not less than the market value of the Company's Common Stock on the date of grant, thereby ensuring that any value derived from such options is dependent upon subsequent increases in share value which will be realized by shareholders generally. Executives generally must be continually employed in order for stock options to vest and become exercisable.

            COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. During the fiscal year ended January 31, 1998, the compensation of Calvin S. Krupa was pursuant to an Employment Agreement dated June 20, 1989, as amended on March 31, 1990 and January 3, 1992 (the "Employment Agreement"). The Employment Agreement provides for an annual salary to be set by the Compensation Committee. When it met in July 1997, the Committee increased Mr. Krupa's salary to $308,990, effective July 28, 1997. Mr. Krupa also received a bonus payment of $130,000 in July 1997. Mr. Krupa was awarded options to purchase up to 20,000 shares of the Company's Common Stock exercisable at a price equal to the fair market value of a share of the Company's Common Stock on the date of grant. The options vested and became exercisable upon grant and have a term of ten years. The Committee believes Mr. Krupa's compensation is reasonable.

                              James A. Thole
                              John F. DeBoer
                              Frank I. Harvey
                              ULTRA PAC, INC. COMPENSATION COMMITTEE

Comparative Stock Performance

            The following graph compares the cumulative total shareholder return, assuming $100 invested on January 31, 1992, as if such amount had been invested in each of: (i) the Company's Common Stock; (ii) the stocks comprising the Dow Jones Containers and Packaging Industrial Sector; and (iii) the stocks included in the Dow Jones Industrial Average. The graph assumes the reinvestment of all dividends. The Company has never paid dividends on its Common Stock. The prices for the Company's Common Stock are closing bid prices as reported by the Nasdaq Stock Market.

            The historical stock price performance of the Company's Common Stock shown below is not necessarily indicative of future performance. The graph below will not be deemed incorporated by reference by any statement incorporating by reference this Proxy Statement, or any portion thereof, into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.


                              [PLOT POINTS GRAPH]

                                   -------------------------------------------------------------------------
                                     1/29/93      1/31/94     1/31/95     1/31/96     1/31/97     1/30/98
                                   -------------------------------------------------------------------------
Ultra Pac, Inc.                        100           67          52          31          40          65
------------------------------------------------------------------------------------------------------------
Dow Jones Containers and Packaging
Industrial Sector                      100          103         100         108         141         154
------------------------------------------------------------------------------------------------------------
Dow Jones Industrial Average           100          113         113         156         198         251
------------------------------------------------------------------------------------------------------------


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


            The following sets forth certain information as of March 23, 1998 with respect to shares of Common Stock beneficially owned by each executive officer of the Company named in the Summary Compensation Table, each director of the Company and by all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names.

                                                                       Common Shares Beneficially Owned (1)
                                                                   -------------------------------------------
Name of Beneficial Owner                                              Number of Shares          Percent
--------------------------------------------------------------     ---------------------   -------------------
Calvin S. Krupa                                                         474,050 (2)               11.8%

James A. Thole                                                          180,500 (3)                4.6%

Frank I. Harvey                                                          17,110 (3)                 *

John F. DeBoer                                                            6,000 (4)                 *

Thomas F. Rains                                                          36,349 (5)                 *

Bradley C. Yopp                                                          48,000 (6)                 *

William Howard                                                          125,000 (7)                3.1%

All directors and executive officers of the Company as a group
  (7 persons)                                                           887,009 (8)               21.0%
--------------------------------------------------------------

*Less than 1%.
(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's or the group's right to acquire them as of March 23, 1998, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent of the class owned by the group.
(2)   Includes options to purchase up to 140,000 shares of Common Stock.
(3)   Includes options to purchase up to 5,000 shares of Common Stock.
(4) Includes options to purchase up to 5,000 shares of Common Stock and 1,000 shares owned jointly with Mr. DeBoer's spouse.
(5)   Includes options to purchase up to 17,500 shares of Common Stock.
(6) Includes options to purchase up to 45,000 shares of Common Stock and 3,000 shares owned jointly with Mr. Yopp's spouse.
(7)   Includes options to purchase up to 120,000 shares of Common Stock.
(8)   Includes options to purchase up to 332,500 shares of Common Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


            Frank I. Harvey, a director of the Company, is an attorney with and a shareholder of the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd., which currently serves as legal counsel to the Company. Larkin, Hoffman, Daly & Lindgren, Ltd. served as legal counsel to the Company during the fiscal year ended January 31, 1998.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
          ON FORM 8-K


1.    Financial Statements

      The following financial statements of Ultra Pac, Inc. are included herein at the indicated page numbers:

                                                                                       Page No.
                                                                                       --------
      Report of Independent Certified Public Accountants                                  F-1

      Balance Sheets at January 31, 1998 and 1997                                         F-2

      Statements of Operations - Years ended January 31, 1998, 1997 and 1996              F-4

      Statement of Shareholders' Equity - Years ended January 31, 1998, 1997 and 1996     F-5

      Statements of Cash Flows - Years ended January 31, 1998, 1997 and 1996              F-6

      Notes to Financial Statements - January 31, 1998, 1997 and 1996                     F-7

2.    Financial Statement Schedule

      The following financial statement schedule of Ultra Pac, Inc. is included herein at the indicated page number:

                                                                                        Page No.
                                                                                        --------
      Report of Independent Certified Public Accountants on Schedule                      E-7

            II. Valuation of Qualifying Accounts                                          E-8

    All other schedules of Ultra Pac, Inc. have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

3. (a)   Exhibits

    The exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the Financial Statement Schedules. A copy of these Exhibits will be furnished at a reasonable cost to any person who is a shareholder of the Company as of May 16, 1998 upon receipt from any such person of a written request for any such Exhibit. Such request should be sent to Ultra Pac, Inc., 21925 Industrial Blvd., Rogers, Minnesota 55374, Attention: Chief Financial Officer.

   (b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of the year ended January 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ULTRA PAC, INC.




Dated:  April 22, 1998                        By:   /s/ Calvin Krupa
                                                    ------------------
                                                    Calvin Krupa
                                              Its:  President and Chief
                                                    Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                         Date
---------                     -----                         ----

/s/ Calvin Krupa              President, Chief              April 22, 1998
-----------------------       Executive Officer and
Calvin Krupa                  Director


/s/ William J. Howard         Chief Operating Officer       April 22, 1998
-----------------------
William J. Howard


/s/ Brad C. Yopp              Chief Financial               April 22, 1998
-----------------------       Officer (Principal
Brad C. Yopp                  Accounting Officer)


/s/ James A. Thole            Secretary and                 April 22, 1998
-----------------------       Director
James A. Thole


/s/ John F. DeBoer            Director                      April 22, 1998
-----------------------
John F. DeBoer


/s/ Thomas F. Rains           Director                      April 22, 1998
-----------------------
Thomas F. Rains


/s/ Frank I. Harvey           Director                      April 22, 1998
-----------------------
Frank I. Harvey

    No annual report or proxy materials have been sent to security holders. An annual report for the Company's fiscal year ended January 31, 1998, will be forwarded to shareholders.

Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Ultra Pac, Inc.


We have audited the accompanying balance sheets of Ultra Pac, Inc. (a Minnesota corporation) as of January 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultra Pac, Inc. as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.


/s/ DIVINE, SCHERZER & BRODY, LTD.


Minneapolis, Minnesota
March 17, 1998 (except for note N, as to which the date is March 23, 1998)

                                 Ultra Pac, Inc.

                                 BALANCE SHEETS

                            January 31, 1998 and 1997


                                 ASSETS (Note E)

                                                                                 1998            1997
                                                                              -----------    -----------
CURRENT ASSETS
      Cash (note C)                                                           $   379,803    $   663,072
      Accounts receivable
            Principally trade, less allowance for doubtful receivables and sales allowances of $283,214 and $312,854 at
                  January 31, 1998 and 1997, respectively (notes C and D)       4,432,586      3,422,969
            Refundable sales taxes                                                 25,927         22,335
      Inventories (notes A1 and B)
            Raw materials                                                       1,900,736      1,783,640
            Work in process                                                       994,374      1,379,856
            Finished goods                                                      5,564,491      3,708,934
      Deferred income taxes (notes A5 and J)                                    1,610,000      1,822,000
      Other current assets                                                        217,129        216,086
                                                                              -----------    -----------

                  Total current assets                                         15,125,046     13,018,892

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
   AT COST (note K)
      Buildings and improvements                                                3,492,768      3,492,768
      Manufacturing equipment and tooling (note F)                             23,584,999     21,957,017
      Extrusion equipment                                                      12,366,921     12,355,550
      Other equipment and furnishings                                           1,338,169      1,029,281
      Leasehold improvements (note F)                                           1,003,868        957,738
                                                                              -----------    -----------
                                                                               41,786,725     39,792,354
      Less accumulated depreciation and amortization (note A2)                 16,970,241     12,851,061
                                                                              -----------    -----------
                                                                               24,816,484     26,941,293
      Deposits on manufacturing equipment                                         684,925           --
      Land                                                                        737,317        737,317
                                                                              -----------    -----------
                                                                               26,238,726     27,678,610

OTHER
      Security deposits                                                           560,189        499,186
      Leasehold costs, less accumulated amortization of $73,000 and
            $48,667 at January 31, 1998 and 1997, respectively
            (notes A2 and K)                                                      292,000        316,333
      Investments in affiliates (notes A3 and D)                                  247,984        232,350
      Other                                                                       269,630        283,215
                                                                              -----------    -----------
                                                                                1,369,803      1,331,084
                                                                              -----------    -----------

                                                                              $42,733,575    $42,028,586
                                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                                 Ultra Pac, Inc.

                            January 31, 1998 and 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        1998           1997
                                                                    -----------    -----------
CURRENT LIABILITIES
   Current maturities of long-term obligations                      $ 4,502,323    $ 4,819,961
   Accounts payable - principally trade                               4,903,098      5,838,416
   Accrued liabilities
      Compensation and benefits                                       1,176,632        975,817
      Sales commissions                                                 325,513        235,884
      Real estate and other taxes                                       346,108        345,782
      Interest                                                          111,217         87,448
      Other                                                             590,569        379,681
   Income taxes payable                                                  13,734         65,465
                                                                    -----------    -----------

            Total current liabilities                                11,969,194     12,748,454




LONG-TERM OBLIGATIONS, less current maturities (note E)              12,906,586     15,977,599




DEFERRED INCOME TAXES (notes A5 and J)                                2,301,000      1,775,000




COMMITMENTS AND CONTINGENCIES (notes E and G)                              --             --




SHAREHOLDERS' EQUITY (note H)
   Common stock - authorized, 10,000,000 shares of no par value;
      issued and outstanding, 3,891,703 and 3,814,015 shares
      at January 31, 1998 and 1997, respectively                      8,070,120      7,784,972
   Additional contributed capital                                     1,471,738      1,360,334
   Retained earnings                                                  6,014,937      2,382,227
                                                                    -----------    -----------
                                                                     15,556,795     11,527,533
                                                                    -----------    -----------

                                                                    $42,733,575    $42,028,586
                                                                    ===========    ===========

                                 Ultra Pac, Inc.

                            STATEMENTS OF OPERATIONS

                   Years ended January 31, 1998, 1997 and 1996

                                                        1998             1997             1996
                                                    ------------     ------------     ------------
Net sales (notes A4, C and D)                       $ 62,123,961     $ 61,718,514     $ 66,128,723

Cost of products sold (notes B and K)                 38,415,637       42,155,775       54,186,647
                                                    ------------     ------------     ------------

            Gross profit                              23,708,324       19,562,739       11,942,076

Operating expenses (note K)
      Marketing and sales                             13,120,633       10,647,163       11,481,007
      Administrative                                   3,162,419        2,749,693        2,759,614
                                                    ------------     ------------     ------------
                                                      16,283,052       13,396,856       14,240,621
                                                    ------------     ------------     ------------

            Operating profit (loss)                    7,425,272        6,165,883       (2,298,545)

Other income (expense)
      Interest expense                                (1,733,511)      (2,584,498)      (2,516,672)
      Write down of recycling equipment (note B)            --           (509,638)            --
      Equity in net earnings (loss) of affiliate
            (notes A3 and D)                              15,634          (49,429)          (8,585)
      Other                                               67,315          (78,854)         (56,595)
                                                    ------------     ------------     ------------
                                                      (1,650,562)      (3,222,419)      (2,581,852)
                                                    ------------     ------------     ------------

            Earnings (loss) before income taxes        5,774,710        2,943,464       (4,880,397)

Income tax provision (benefit)
      (notes A5 and J)                                 2,142,000        1,144,000       (1,721,000)
                                                    ------------     ------------     ------------

            NET EARNINGS (LOSS)                     $  3,632,710     $  1,799,464     $ (3,159,397)
                                                    ============     ============     ============


Earnings (loss) per common share (note A7)
      Basic                                         $        .94     $        .48     $       (.84)
                                                    ============     ============     ============
      Diluted                                       $        .90     $        .47     $       (.84)
                                                    ============     ============     ============

        The accompanying notes are an integral part of these statements.

                                 Ultra Pac, Inc.

                   STATEMENT OF SHAREHOLDERS' EQUITY (Note H)

                   Years ended January 31, 1998, 1997 and 1996

                                                       Common Stock           Additional
                                                --------------------------    contributed      Retained
                                                   Shares         Amount        capital        earnings
                                                -----------    -----------    -----------    -----------
Balance - January 31, 1995                        3,766,215    $ 7,631,572    $ 1,213,000    $ 3,742,160

      Net loss for the year ended
            January 31, 1996                           --             --             --       (3,159,397)
                                                -----------    -----------    -----------    -----------

Balance - January 31, 1996                        3,766,215      7,631,572      1,213,000        582,763

      Common stock issued to employees               17,800         54,325           --             --

      Common stock issued upon exercise of
            options                                  30,000         99,075           --             --

      Warrants issued in connection with
            financing                                  --             --          147,334           --

      Net earnings for the year ended
            January 31, 1997                           --             --             --        1,799,464
                                                -----------    -----------    -----------    -----------

Balance - January 31, 1997                        3,814,015    $ 7,784,972    $ 1,360,334    $ 2,382,227

      Common stock issued to employees               18,800         79,381           --             --

      Common stock issued upon exercise of
            warrants                                  2,538          7,614           --             --

      Common stock issued upon exercise of
            options                                  56,350        198,153           --             --

      Tax benefit of stock options exercised           --             --          111,404           --

      Net earnings for the year ended
            January 31, 1998                           --             --             --        3,632,710
                                                -----------    -----------    -----------    -----------

Balance - January 31, 1998                        3,891,703    $ 8,070,120    $ 1,471,738    $ 6,014,937
                                                ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                                 Ultra Pac, Inc.

                        STATEMENTS OF CASH FLOWS (Note L)

                   Years ended January 31, 1998, 1997 and 1996

                                                                                   1998             1997             1996
                                                                               ------------     ------------     ------------
Increase (Decrease) in Cash
Cash flows provided by operating activities
      Net earnings (loss)                                                      $  3,632,710     $  1,799,464     $ (3,159,397)
      Adjustments to reconcile net earnings (loss) to net
            cash provided by operating activities:
                  Depreciation and amortization (notes A2 and B)
                        Property, equipment and improvements                      4,180,430        4,165,425        3,896,560
                        Leasehold costs                                              24,333           24,334           24,333
                        Warrants                                                     46,496           77,488             --
                  Provision for doubtful receivables and sales
                        allowances                                                   40,360            7,854           60,000
                  Non cash compensation to employees                                 28,125           66,881           38,700
                  Net (gain) loss on asset disposal and write down                     (250)         478,098           16,971
                  Equity in undistributed net (earnings) loss of affiliates         (15,634)          49,429            4,800
                  Net deferred income taxes                                         738,000          939,000       (1,299,400)
                  Change in operating assets and liabilities:
                        Accounts receivable                                      (1,053,569)       2,787,819       (1,183,025)
                        Inventories                                              (1,587,171)       2,727,085          741,385
                        Other current assets                                         (1,043)          37,717           16,804
                        Accounts payable                                           (935,318)      (4,598,788)       4,549,640
                        Accrued liabilities                                         576,683          430,653          178,087
                        Income taxes payable                                        (51,731)          65,465         (322,054)
                                                                               ------------     ------------     ------------

                              Net cash provided by operating activities           5,622,421        9,057,924        3,563,404

Cash flows from investment activities
      Capital expenditures                                                       (2,742,296)        (569,325)      (9,611,266)
      Proceeds from sale of equipment                                                 2,000          215,000          206,800
      Investments in affiliates                                                        --           (138,564)        (143,215)
      Security deposits and other                                                   (93,914)          (9,208)        (198,256)
                                                                               ------------     ------------     ------------

                              Net cash used in investing activities              (2,834,210)        (502,097)      (9,745,937)

Cash flows from financing activities
      Proceeds from long-term obligations                                              --          2,600,000        9,388,449
      Principal payments under long-term obligations                             (3,388,651)     (10,937,736)      (3,005,741)
      Exercise of stock options and warrants                                        317,171           99,075             --
                                                                               ------------     ------------     ------------
                              Net cash provided by (used in)
                                    financing activities                         (3,071,480)      (8,238,661)       6,382,708
                                                                               ------------     ------------     ------------

                              NET INCREASE (DECREASE) IN CASH                      (283,269)         317,166          200,175

Cash, beginning balance                                                             663,072          345,906          145,731
                                                                               ------------     ------------     ------------

Cash, ending balance                                                           $    379,803     $    663,072     $    345,906
                                                                               ============     ============     ============

        The accompanying notes are an integral part of these statements.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Nature of Business

         The Company designs, manufactures, markets and sells plastic containers and packaging in a wide range of sizes and designs for use primarily in the food industry. Although sales are primarily within the continental United States, the Company has international sales, principally in Canada, South America, Australia and Europe. The Company's main distribution facility is in Rogers, Minnesota. However, during October 1997, the Company negotiated a lease for a distribution facility in California, which is expected to be operational during the third quarter of fiscal 1999.

         The Company's products are primarily manufactured by the Company in its vertically integrated production facilities, in Rogers, Minnesota, using both virgin and recycled materials. Additionally, certain products are manufactured in Chile by Ultra Pac SudAmerica S.A., a joint venture owned 49% by Ultra Pac, Inc.

         Summary of Significant Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         1. Inventories

         Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. Certain costs are expensed for financial reporting purposes and capitalized for income tax reporting purposes; deferred income taxes are provided for these temporary differences.

         Inventory categories consist of the following:

            Raw materials which include virgin and recycled materials used in the extrusion process, and packaging and shipping supplies.

            Work in process which includes both purchased and internally extruded plastic sheet used in the production of finished goods.

            Finished goods which include completed, packaged products available for shipment.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

         2. Depreciation and Amortization

         For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the applicable assets while amortization of leasehold improvements is provided over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized. The estimated useful lives used to compute depreciation and amortization are as follows:
                                                    Life in years
                                                    -------------
                  Buildings and improvements              15
                  Manufacturing equipment
                        Tooling related                  7 -10
                        Grinders and other               10-12
                  Extrusion equipment                    10-12
                  Other equipment and furniture          5 -10
                  Leasehold improvements                  10

         Leasehold costs are amortized over the lesser of 15 years or the term of the lease.

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

         5. Income Taxes

         The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax reporting purposes; these relate primarily to accelerated depreciation, the write-down of the recycling center, and net operating loss and alternative minimum tax credit carryforwards. The tax effects of these differences are recorded as deferred income taxes.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

         6. Accounting for Stock Based Compensation

         During the year ended January 31, 1997, the Company implemented the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS
         123). Under SFAS 123, the Company will continue to account for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB 25) and will provide pro forma disclosures of net income or loss and income or loss per share as if the fair value basis method prescribed in SFAS 123 had been applied in measuring compensation expense.

         Pursuant to APB 25, no accounting recognition is given to employee stock options issued at fair market value or greater until they are exercised, at which time the proceeds are credited to the capital accounts. With respect to non-statutory compensatory options, the Company may recognize a tax benefit upon exercise of these options in an amount equal to the tax effect of the excess of the fair market value of the common stock over the option price on the day of the exercise. With respect to incentive stock options, tax benefits arising from disqualifying dispositions are recognized at the time of disposition. Tax benefits related to stock options are credited to additional contributed capital.

         7. Earnings (Loss) Per Common Share

         During January 1998 the Company adopted Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 is effective for both interim and annual financial statements with periods ending after December 15, 1997; early adoption was not permitted.

         Basic earnings per share are calculated by dividing net earnings available to common shareholders by the number of weighted average common shares outstanding (3,856,541, 3,782,853, and 3,766,215 for the years ended January 31, 1998, 1997 and 1996, respectively). Diluted earnings per share are calculated by dividing net earnings available to common shareholders by the weighted average common shares, and when dilutive, options and warrants outstanding are included using the treasury stock method (4,048,745, 3,791,886, and 3,766,215 for the years ended January 31, 1998, 1997 and 1996, respectively). The differences between basic and diluted earnings per share for the years ended January 31, 1998 and 1997 were due to the dilutive effect of options and warrants.

         The effect of adopting SFAS 128 was to increase previously reported primary earnings per share of $.47 for the year ended January 31, 1997 by $.01 to $.48 per share for basic earnings per share purposes. There was no effect on previously reported earnings per share for the year ended January 31,1996.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE B - USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables and sales allowances, provision for excess and obsolete inventories and depreciation and valuation of inventory regrind. Actual results could differ from those estimates.

         The Company's manufacturing processes (thermoforming and extrusion) produce trim and other scrap material ("regrind") that is ground into flake for reuse by the Company in the ordinary course of business. However, some of the Company regrind may not be reusable due to the color, composition or quantity of the material and is disposed of through sale or other means. Regrind in inventory is reported by the Company in its balance sheet as raw material and is valued at its estimated net realizable value. During the years ended January 31, 1998, 1997 and 1996, the Company adjusted its estimated net realizable value of regrind material downward by approximately $36,000, $84,000, and $250,000, respectively. In addition, write-downs of approximately $190,000, $479,000 and $140,000 were made for excess and obsolete inventories during the years ended January 31, 1998, 1997, and 1996, respectively.

         In connection with the Company's decision not to pursue sales to the floral industry and to dispose of its tooling related to this industry, the Company wrote down tooling by approximately $64,000 and $100,000 during the years ended January 31, 1997 and 1996, respectively. In addition, write-downs of approximately $60,000, $174,000 and $200,000 were made for other tooling during the years ended January 31, 1998, 1997 and 1996, respectively. The impact of these write-downs was included in cost of products sold in the accompanying statements of operations. Management believes that the undepreciated value of these assets as of January 31, 1998 is realizable.

         In addition, the Company wrote down its recycling center during the year ended January 31, 1997 by $509,638. This write down was based on the estimated net realizable value by management and is included in other income (expense) in the accompanying statements of operations.

NOTE C - CONCENTRATIONS OF CREDIT RISK AND SALES

         Trade receivables have significant concentrations in the retail packaged food sector. As of January 31, 1998, substantially all trade receivables relate to this sector.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE C - CONCENTRATIONS OF CREDIT RISK AND SALES - CONTINUED

         The Company had sales to one customer which accounted for 10.4%, 12.9% and 12.3% of net sales during the years ended January 31, 1998, 1997 and 1996, respectively. Included in trade receivables as of January 31, 1998 are $747,428 of receivables from foreign customers, $423,210 of which are backed by letters of credit.

         The Company maintains its cash balances in one financial institution located in Minneapolis, Minnesota. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE D - INVESTMENTS IN AND TRANSACTIONS WITH AFFILIATES

         Equity in the undistributed net earnings (loss) of Ultra Pac SudAmerica, S.A.("UPSA"), since acquisition amounted to $(19,462), as of January 31, 1998. Equity in the undistributed net earnings (loss) and transactions with Ultra Pac Middle East EC have not been material.

         Net sales to UPSA and to UPSA's majority shareholder were $714,678, $989,112 and $1,060,468, during the years ended January 31, 1998, 1997 and 1996, respectively. As of January 31, 1998 and 1997, $543,057 and $265,710, respectively were receivable from UPSA and UPSA's majority shareholder.

NOTE E - LONG-TERM OBLIGATIONS

         Long-term obligations as of January 31, are as follows:

                                                                               1998            1997
                                                                            -----------    -----------
           Facility A; interest payable at 0% and 1.5% above bank's base rate as of January 31, 1998 and 1997, respectively
                 (effective rates of 8.5% and 9.75%
                 as of January 31, 1998 and 1997, respectively)             $ 4,339,710    $ 2,828,061
           Facility B; interest payable monthly at .25% and
                 1.75% above bank's base rate as of January 31, 1998 and
                 1997, respectively, (effective rates of 8.75% and 10.00%
                 as of January 31, 1998 and 1997,
                 respectively)                                                3,173,825      3,955,704
           Non-revolving, $7,073,666  equipment loan;
                 interest payable monthly at 2.5% above the three month
                 LIBOR rate (effective rates of 8.1% and 8.00% as of
                 January 31, 1998 and 1997,
                 respectively)                                                4,717,745      6,344,392
                                                                            -----------    -----------

                 Subtotal carried forward                                    12,231,280     13,128,157

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE E - LONG-TERM OBLIGATIONS - CONTINUED

                                                                                 1998               1997
                                                                             ------------      ------------
           Subtotal brought forward                                          $ 12,231,280      $ 13,128,157

           Equipment notes payable in monthly installments,
                 including interest from 8.00% to 10.87%; subject to
                 prepayment penalties                                           4,015,209         6,034,191
           Real estate mortgages April 17, 1998
                 Payable in monthly installments, including
                       interest, adjusted as defined at 3% over the three
                       year U.S. Treasury Securities Yield (effective
                       rate of 9.29%                                                  -             862,764
                 Facility C; interest payable monthly at the same rate as
                       charged on Facility B borrowings                           673,750               -
           Contracts for deed payable in monthly installments,
                 including interest from 8.00% to 9.00%                           327,384           353,418
           Capitalized leases (note F)                                            161,286           419,030
                                                                             ------------      ------------
                                                                               17,408,909        20,797,560
           Less current maturities                                              4,502,323         4,819,961
                                                                             ------------      ------------

                                                                             $ 12,906,586      $ 15,977,599
                                                                             ============      ============

         During February 1997, the Company entered into an amended and restated credit and security agreement with its primary lender. The terms of the Company's credit and security agreement include the following:

            Facility A: $8,000,000 revolving note. The agreement provides for issuance of up to $1,000,000 of letters of credit (none outstanding as of January 31, 1998). Borrowings are limited to a borrowing base of eligible accounts receivable and inventory, less outstanding letters of credit. A commitment fee of .25% per year is payable on the unused portion of the revolving credit. Interest is payable monthly. The note is due on May 31, 1999.

            Facility B: non-revolving term note payable in monthly installments of $64,817, plus interest through May 1999 with any unpaid balance under the agreement due and payable on May 31, 1999. A prepayment penalty of up to 2% may be required for Facilities B-E (see below) under certain circumstances.

            Facility C: real estate mortgage payable in monthly installments of $13,750, plus interest through May 1999 with any unpaid balance under the agreement due and payable on May 31, 1999.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE E - LONG-TERM OBLIGATIONS - CONTINUED

         Facility D: $1,000,000 non-revolving capital expenditure loan payable in monthly installments, including interest at .25% above the bank's base rate, to amortize advances under the agreement over a thirty-six month period, with any unpaid balance under the agreement due and payable on May 31, 1999.

         Subsequent to January 31, 1998, the Company refinanced a $1,800,000 equipment note which had an original rate of interest of 10.87% with a note (Facility E) from the Company's primary lender. The Facility E note is subject to the same credit provisions as Facilities A-D, is repayable in monthly installments of $39,899, plus interest at the same rate as charged on Facility B-D borrowings. The unpaid balance of the note is due May 31, 1999.

         The interest rate on Facility A borrowings ranges from .5% below to 1.25% above the bank's base rate. The interest rates on Facilities B-E borrowings range from .25% below to 2% above the bank's base rate. The interest rate differentials are based on the Company's debt to equity ratio at the end of each quarter.

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

         Aggregate maturities of long-term obligations for the four years following January 31, 1999 are as follows: 2000, $10,100,998; 2001,
         $767,411; 2002, $770,156; and 2003, $1,268,021.

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

         The related assets and obligations have been recorded using the Company's incremental borrowing rate at the inception of the leases. The leases, which are noncancelable, expire at various dates through February 1999. The following is a schedule of leased property under capital leases:

                                                              January 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
            Manufacturing equipment                   $  744,808      $  744,808
            Leasehold improvements                             -         301,756
                                                      ----------      ----------
                                                         744,808       1,046,564
            Less accumulated depreciation (note A2)      302,931         316,463
                                                      ----------      ----------

                                                      $  441,877      $  730,101
                                                      ==========      ==========

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE F - CAPITALIZED LEASES - CONTINUED

         The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments at January 31, 1998.

            Year ending January 31,
            -----------------------
                  1999                                               159,371
                  2000                                             $   9,085
                                                                   ---------

            Total minimum lease payments                             168,456
            Less amount representing interest                          7,170
                                                                   ---------
            Present value of net minimum lease payments            $ 161,286
                                                                   =========

NOTE G - COMMITMENTS AND CONTINGENCIES

         The Company conducts a substantial portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2010. At the end of the lease terms, substantially all of the leases are renewable at the then fair rental value for periods of 3 to 15 years. Each of the leases provide that the Company pay property taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises. Certain of the rents are subject to increases in proportion to the increase in the Consumer Price Index and substantially all of the leases contain purchase options. Portions of one facility are subleased under a sublease which expires in 2000. Total future minimum sublease rentals amount to $55,125 as of January 31, 1998.

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

            Year ending January 31
            ----------------------
                  1999                                          $  2,117,000
                  2000                                             2,055,000
                  2001                                             1,961,000
                  2002                                             1,943,000
                  2003                                             1,602,000
                  2004 and thereafter                              9,951,000
                                                                ------------

                                                                $ 19,629,000
                                                                ============

         Rental expense for all operating leases for the years ended January 31 is as follows:

                                 1998              1997              1996
                             -----------       -----------       -----------

            Minimum rentals    1,902,034       $ 1,950,435       $ 2,294,579
            Sublease rentals     (55,087)          (29,948)               -
                             -----------       -----------       -----------

                             $ 1,846,947       $ 1,920,487       $ 2,294,579
                             ===========       ===========       ===========

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

         In addition to deposits on manufacturing equipment of $684,925, the Company has commitments to purchase equipment of approximately $954,979 as of January 31, 1998.

         The Company has entered into a material supply agreement which will fulfill a significant portion of its virgin plastic resin needs. The agreement is for a one year period ending December 31, 1998 and calls for minimum purchase requirements. The contract prices are fixed through June 1998. Thereafter, pricing is reviewed quarterly based on a defined formula.

         The Company is subject to certain lawsuits and other claims arising out of the conduct of its business. In the opinion of management, such matters are without merit or are of such a kind or involve such amounts that they would not have a material effect on the financial position or results of operations of the Company.

         The Company is required to make payments to certain officers and employees in the event of a change in control and termination, as defined. The aggregate amount of such commitment approximates $2,400,000 as of January 31, 1998.

NOTE H - STOCKHOLDERS' EQUITY

         Authorized Capital

         The capital stock of the Company consists of 10,000,000 authorized shares, initially all designated as no par common stock. The Board of Directors, may designate and establish additional series of common and preferred stock from the amounts currently designated as no par common stock (see below).

         On February 26, 1998, the Board of Directors designated and established 100,000 shares as no par value Series A Junior Participating Preferred Stock ("Preferred Stock"). Holders of Preferred Stock are entitled to one hundred (100) votes on any matters submitted to vote by the shareholders of the Company, an aggregate dividend of one hundred times
         (100) any dividend declared on common stock and a liquidation preference of one hundred times (100) any payment amount to common shareholders.

         Stock Rights Plan

         On February 26, 1998, the Board of Directors of the Company adopted a preferred stock rights plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding common share to shareholders of record on March 18, 1998. Additionally, the Board of Directors further authorized and directed the issuance of one Right for each share of common stock that shall become outstanding between March 18, 1998 and the earliest of the Distribution Date, Redemption Date and the Final Expiration Date, all as defined.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Stock Rights Plan - Continued

         Each Right will entitle the registered holder (unless the holder is an "Acquiring Person", as defined) to purchase from the Company one one-hundredth (1/100) of a share of Preferred Stock at $25 per one one-hundredth (1/100) of a share of Preferred Stock, subject to anti-dilutive adjustments (the "Purchase Price"). The Rights generally become exercisable if a person or group acquires, or tenders for, 15% or more of the Company's common shares. In such event, upon exercise of the Right, the holder of a Right may receive common shares having a value of two times the Purchase Price.

         The Rights will expire on February 27, 2008, unless they become exercisable or are amended before then, but may be redeemed by the Company for $.01 per Right. After a person or group becomes an Acquiring Person, as defined, the Rights may not be redeemed and may only be amended in limited circumstances.

         Options

         1997, 1996 AND 1991 OPTION PLANS

         On November 13, 1997, the Company adopted the 1997 Ultra Pac, Inc. Stock Option Plan ("1997 Plan") which reserves 500,000 shares of common stock for future issuance.

         On March 14, 1996, the Company adopted the 1996 Ultra Pac, Inc. Stock Option Plan ("1996 Plan") which reserves 200,000 shares of common stock for future issuance.

         On May 31, 1991, the Company adopted the 1991 Stock Option Plan ("1991 Plan") which reserves 100,000 shares of Common Stock for future issuance.

         Under the terms of the Plans, the Company may grant to its employees and consultants options to purchase shares with a term not to exceed ten years.

         OUTSIDE DIRECTORS' OPTION PLAN

         On December 19, 1991, the Company adopted the Outside Directors' Option Plan ("Directors' Plan") which reserves 100,000 shares of common stock for future issuance. Under the terms of the Outside Directors' Option Plan, the Company may grant to its outside directors options to purchase shares with a term not to exceed five years.

         NON-PLAN OPTIONS

         The Company from time to time grants options outside of the above plans. As of January 31, 1998, 135,000 options were outstanding pursuant to option grants outside of the above plans.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Options - Continued

         The following table summarizes option activity:

                                                                Number of Shares
                                           ------------------------------------------------------
                                            1991       1996          1997    Directors'                Range of      Wtd. Avg.
                                            Plan       Plan          Plan      Plan      Non-Plan      Exercise      Exercise
                                           Options    Options      Options    Options    Options        Prices         Price
                                           -------    --------     -------   ----------  --------    ------------    --------
         Balance as of January 31, 1995     69,500        --          --       18,000     110,000    $ 5.13-12.69    $  8.82

               Granted                      15,000        --          --        5,500      20,000       5.75-6.00       5.97
               Exercised                      --          --          --         --          --              --         --
               Expired or canceled          (2,000)       --          --       (4,500)    (50,000)     7.25-12.69       8.97
                                           -------    --------     -------    -------    --------    ------------      -----

         Balance as of January 31, 1996     82,500        --          --       19,000      80,000      5.13-12.69       8.14

               Granted                      35,000     244,500        --        5,500      75,000      2.75- 4.25       3.47
               Exercised                   (25,000)     (5,000)       --         --          --        2.94- 3.38       3.30
               Expired or canceled         (26,000)    (94,000)       --      (10,000)    (20,000)     2.94-12.69       5.56
                                           -------    --------     -------    -------    --------    ------------      -----

         Balance as of January 31, 1997     66,500     145,500        --       14,500     135,000      2.75-12.69       4.96

               Granted                      25,000      30,000      30,000      3,000        --       5.63 - 9.25       8.05
               Exercised                    (4,000)    (52,350)       --         --          --       2.75 - 7.50       3.52
               Expired or canceled          (6,000)       --          --         --          --        7.50-12.69      11.01
               Transferred                 (10,000)     10,000        --         --          --              3.25       3.25
                                           -------    --------     -------    -------    --------    ------------      -----
         Balance as of January 31, 1998     71,500     133,150      30,000     17,500     135,000    $ 2.75-10.88    $  5.91
                                           =======    ========     =======    =======    ========    ============      =====
         Available for grant as of
               January 31, 1998               (500)      9,500     470,000     82,500         N/A
                                           =======    ========     =======    =======     =======

         The weighted average fair value of all options granted during the year ended January 31, 1998 was $8.05.

         Additional information regarding the options outstanding as of January 31, 1998 follows:

                                                   Wtd.            Wtd.                          Wtd.
                                    Number         Avg.            Avg.                          Avg.
                 Range of             of         Exercise       Remaining        Number        Exercise
               Exercise Prices      Options       Price            Life        Exercisable      Price
               ---------------      -------       -----         ---------      -----------      -----
                $ 2.75 - 4.25       183,650      $  3.67        3.80 years       103,650       $  3.24
                  5.63 - 8.75       134,500         6.91        2.26             134,500          6.91
                  9.00 -10.88        69,000         9.21        4.43              41,000          9.35

         See note N regarding the subsequent acceleration of the vesting schedules of certain options to purchase shares of common stock.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Options - Continued

         The following proforma information has been determined as if the Company had accounted for its stock options (all of which are to employees and directors) under the fair value method prescribed by SFAS 123 (see note A6).

                                               Years ended January 31,
                                    ----------------------------------------------
                                        1998            1997              1996
                                    -----------     -----------      -------------
         Net income (loss)
               As reported          $ 3,632,710     $ 1,799,464      $ (3,159,397)
               Proforma               3,439,700       1,605,243        (3,228,311)

         Income (loss) per share
               As reported
                     Basic                  .94             .48              (.84)
                     Diluted                .90             .47              (.84)
               Proforma
                     Basic                  .89             .42              (.86)
                     Diluted                .85             .42              (.86)

         The fair value of each employee and director option grant is estimated on the date of grant using the Black-Sholes options pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996:

                                           1998            1997              1996
                                          ------          ------            ------
         Risk free interest rate           6.25%           6.30%             6.30%
         Expected life of option (years)   4.00            4.00              4.00
         Expected dividends                   -               -                 -
         Volatility of stock price        62.00%          58.00%            58.00%

         Warrants

         The Company issued warrants to purchase 30,000 shares of its common stock to an Underwriter and certain of its employees in connection with the public offering of the Company's common stock in May 1992. The warrants were exercisable at prices ranging from $11.50 to $13.76 per share, depending upon time of exercise. These warrants expired during the year ended January 31, 1998.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Warrants - Continued

         In connection with a June 1996 debt restructuring, the Company issued warrants for 185,000 shares of its common stock. The warrants are exercisable at $3.00 per share, the market price at date of grant, and expire June 2006. The estimated fair value of the warrants of $147,000 at the date of issuance is being amortized over the terms of the respective debt agreements. As of January 31, 1998, $123,984 of such amount has been recognized as additional interest expense. The warrant agreement provides for adjusting both the exercise price and the number of shares purchasable based on various criteria, including the Company's issuing shares of common stock, or options exercisable at less than market price or the warrant exercise price.

         Other

         Effective December 1996 and April 1996, respectively, the Company accrued compensation to be distributed in the form of 13,800 and 12,800 shares of its common stock to its employees. The shares were issued in February 1997 and May 1996, respectively.

         Subsequent to January 31, 1998, the Company granted non-statutory options to purchase 70,000 shares of common stock under the 1997 Plan to employees at an excise price of $6.94 per share. The options vest immediately and are exercisable through February 2003. Additionally, warrants to purchase 2,088 shares of common stock were exercised which leaves 180,374 warrants outstanding and exercisable at $3 per share.

NOTE I - PROFIT-SHARING PLAN AND TRUST

         During the year ended January 31, 1993, the Company implemented The Ultra Pac, Inc. 401(k) Profit Sharing Plan and Trust which covers substantially all of its employees. Participants may elect to enter into salary reduction agreements with the Company for a portion of their compensation. The plan authorizes the Board of Directors of the Company to annually authorize contributions, out of earnings and profits, up to 50% of each participant's contribution, not to exceed 2% of that participant's total compensation. For the years ended January 31, 1998, 1997, and 1996, contributions to the plan totaled $432,923, $223,250, and $321,296, respectively, of which $101,665, $0, and
         $78,262, respectively, were contributed by the Company.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE J - INCOME TAXES

         The components of the income tax provision (benefit) are as follows:

                                                                                                 Year ended January 31,
                                                                                  -------------------------------------------------
                                                                                      1998               1997               1996
                                                                                  -----------        -----------       ------------
                  Current
                        Federal                                                   $ 1,282,000        $   196,000       $   (421,600)
                        State                                                         122,000              9,000                  -
                                                                                  -----------        -----------       ------------
                                                                                    1,404,000            205,000           (421,600)
                  Deferred
                        Federal                                                       624,000            833,000         (1,119,400)
                        State                                                         114,000            106,000           (180,000)
                                                                                  -----------        -----------       ------------
                                                                                      738,000            939,000         (1,299,400)
                                                                                  -----------        -----------       ------------

                                                                                  $ 2,142,000        $ 1,144,000       $ (1,721,000)
                                                                                  ===========        ===========       ============

         A reconciliation of the difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes is as follows:

                                                                                                 Year ended January 31,
                                                                                  -------------------------------------------------
                                                                                      1998              1997               1996
                                                                                  -----------        -----------       ------------
                  Income tax expense (benefit) at federal
                        statutory rate                                            $ 1,963,000        $ 1,001,000        $(1,659,000)
                  State taxes, less federal tax benefit                               157,000             73,000           (117,000)
                  Tax effect of permanent financial statement/
                        tax differences                                                15,000              9,000             19,000
                  Other                                                                 7,000             61,000             36,000
                                                                                  -----------        -----------       ------------

                        Income tax expense (benefit)                              $ 2,142,000        $ 1,144,000       $ (1,721,000)
                                                                                  ===========        ===========       ============

         Deferred income taxes are the result of temporary differences in recognition of income and expense for financial statement and tax reporting. The major sources of these differences and the tax effect of each are as follows:

                                                                                                 Year ended January 31,
                                                                                  -------------------------------------------------
                                                                                      1998               1997               1996
                                                                                  -----------        -----------       -------------
                  Tax depreciation in excess of financial
                        statement depreciation                                    $   203,000        $   541,000       $    717,000
                  Recycling center write-down                                               -           (186,000)                 -
                  Net operating loss carryforwards                                  1,774,000            794,000         (2,399,000)
                  Alternative minimum tax credit
                        carryforwards                                              (1,162,000)          (191,000)           439,000
                  Allowance for doubtful receivables                                   (4,000)            44,000            (22,000)
                  Inventories                                                         (64,000)             2,000             35,000
                  Compensation related                                                 17,000            (74,000)           (31,000)
                  Other                                                               (26,000)             9,000            (38,400)
                                                                                  -----------        -----------       ------------

                                                                                  $   738,000        $   939,000       $ (1,299,400)
                                                                                  ===========        ===========       ============

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE J - INCOME TAXES - CONTINUED

         Deferred tax assets and liabilities consist of the following:

                                                                                          January 31,
                                                                                    1998                1997
                                                                                ------------------------------
                  Deferred tax assets - current
                        Allowance for doubtful receivables                      $    71,000        $    67,000
                        Inventories                                                 123,000             59,000
                        Recycling center write-down                                 186,000            186,000
                        Compensation related                                        114,000            131,000
                        Deferred gain                                                13,000             17,000
                        Net operating loss carryforwards                          1,084,000          1,357,000
                        Other                                                        19,000              5,000
                                                                                -----------        -----------

                                                                                $ 1,610,000        $ 1,822,000
                                                                                ===========        ===========

                                                                                          January 31,
                                                                                ------------------------------
                                                                                    1998                1997
                                                                                -----------           --------
                  Deferred tax liabilities - long-term
                        Depreciation of property, equipment and improvements    $(3,746,000)       $(3,543,000)
                        Net operating loss carryforwards                             37,000          1,538,000
                        Alternative minimum tax credit carryforwards              1,392,000            230,000
                        Other                                                        16,000                  -
                                                                                -----------        -----------

                                                                                $(2,301,000)       $(1,775,000)
                                                                                ===========        ===========

         As of January 31, 1998, the Company has net operating loss carryforwards which expire as follows:

                                                                                  Federal             State
                                                                                -----------        -----------
                  Year ending January 31,
                        2009                                                    $         -        $   284,000
                        2010                                                              -             33,000
                        2011                                                      2,776,000          2,427,000
                                                                                -----------        -----------
                                                                                $ 2,776,000        $ 2,744,000
                                                                                ===========        ===========

         Additionally, the Company has $1,318,000 and $111,000 of federal and state alternative minimum tax credit carryforwards as of January 31, 1998, respectively.

         The Company is not required to record valuation allowances for deferred tax assets where management believes it is more likely than not that the tax benefit will be realized. Valuation allowances were not established against deferred tax assets as they are offset by existing taxable temporary differences, principally depreciation, reversing within the carryforward period.

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


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


         The following is a summary of activity with this individual while he was a director during the year ended January 31, 1996:

                  Lease obligations               $ 388,000
                  Building                           16,000
                  Tooling and services               63,000
                                                  ---------

                                                  $ 467,000
                                                  =========

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

NOTE L - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest and income taxes is as follows:

                                                                      Income
                  Year ended January 31,          Interest            taxes
                  ----------------------          --------            -----

                        1998                      1,568,310       $ 1,342,198
                        1997                      2,475,799           120,770
                        1996                      2,403,587           421,438

         During the year ended January 31, 1997, the Company issued warrants valued at $147,334 to acquire its common stock (see note E).

                                 Ultra Pac, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996


NOTE M - FINANCIAL INSTRUMENTS

         The following information about estimated fair values as of January 31, 1998 and 1997 is required by FASB Statement 107 and pertains to the Company's financial instruments. This information is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

NOTE N - SUBSEQUENT EVENTS

         On March 23, 1998 the Company entered into an agreement and plan of merger (the "Merger Agreement") with IVEX Packaging Corporation ("IVEX") and a wholly owned subsidiary (the "Subsidiary") of IVEX ("collectively, the Purchaser"). Pursuant to the Merger Agreement, the Purchaser commenced a tender offer on March 26, 1998 to purchase all outstanding shares of the Company's common stock for $15.50 per share in cash contingent upon tender of at least 50% of the Company's outstanding common stock and certain other conditions. The tender offer is to be followed by a merger of the Subsidiary with and into the Company in which all shares of the Company's common stock not purchased in the tender offer will be converted into the right to receive $15.50 per share in cash. Also, existing stock option and warrant holders will become entitled to receive cash equal to the difference between the tender offer price and the exercise price of each outstanding option or warrant. The Company could be required to pay up to $3,100,000 as a breakup fee if the Company does not comply with the terms of the Merger Agreement and is unable to cure such event of non-compliance within 30 days.

         On March 22, 1998, the Company amended five employee stock option agreements to accelerate the vesting schedules for all nonvested options to one hundred percent. The amendment accelerated the vesting of options to purchase 85,000 shares of common stock.

NOTE O - RECLASSIFICATIONS

         Certain balance sheet amounts as of January 31, 1997 have been reclassified to conform with the balance sheet presentation as of January 31, 1998. These reclassifications had no effect on previously reported net earnings or stockholders' equity.

Report of Independent Certified Public Accountants on Schedule


Board of Directors
Ultra Pac, Inc.


In connection with our audit of the financial statements of Ultra Pac, Inc. referred to in our report dated March 17, 1998 (except for note N, as to which the date is March 23, 1998) which is included in Part II of this Form 10-K, we have also audited Schedule II for the years ended January 31, 1998, 1997 and 1996.

In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/  DIVINE, SCHERZER & BRODY, LTD.


Minneapolis, Minnesota
March 23, 1998

                                Ultra Pac, Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended January 31, 1998, 1997 and 1996

Col. A                                                       Col. B        Col. C           Col. D          Col. E        Col. F
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                   Additions
                                                                         ------------------------------
                                                           Balance at    Charged to       Charged to                     Balance at
                                                           beginning     costs and     other accounts -   Deductions -     End of
Description                                                of period     expenses        Retirement       Describe(1)      Period
-----------------------------------------------------------------------------------------------------------------------------------
Allowance deducted from asset to which it applies:

  Allowance for doubtful receivables and sales allowances:

            1998                                          $  312,854    $   54,934         $    -        $   84,574      $  283,214
            1997                                          $  305,000    $  214,540         $    -        $  206,686      $  312,854
            1996                                          $  245,000    $  123,000         $    -        $   63,000      $  305,000


(1)   Uncollected receivables written off.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                           Years ended January 31,
                                                      --------------------------------------------------------------------
                                                          1998          1997          1996           1995          1994
                                                      -----------   -----------   -----------    -----------   -----------
                                                               (in thousands, except for Earnings per Common Share)
Statements of Earnings Data
      Net sales                                       $    62,124   $    61,719   $    66,129    $    57,250   $    41,189
      Cost of products sold                                38,416        42,156        54,187         41,625        30,521
                                                      -----------   -----------   -----------    -----------   -----------

                  Gross profit                             23,708        19,563        11,942         15,625        10,668

      Operating expenses
            Marketing and sales                            13,121        10,647        11,481         10,066         8,202
            Administrative                                  3,162         2,750         2,760          2,347         1,549
                                                      -----------   -----------   -----------    -----------   -----------
                                                           16,283        13,397        14,241         12,413         9,751
                                                      -----------   -----------   -----------    -----------   -----------

                  Operating profit (loss)                   7,425         6,166        (2,299)         3,212           917

      Interest expense and other                            1,650         3,223         2,581          1,507           842
                                                      -----------   -----------   -----------    -----------   -----------

                  Earnings (loss) before income tax         5,775         2,943        (4,880)         1,705            75

      Income tax provision (benefit)                        2,142         1,144        (1,721)           654            16
                                                      -----------   -----------   -----------    -----------   -----------

                  NET EARNINGS (LOSS)                 $     3,633   $     1,799   $    (3,159)   $     1,051   $        59
                                                      ===========   ===========   ===========    ===========   ===========

      Earnings (loss) per common share
            Basic                                     $       .94   $       .48   $      (.84)   $       .28   $       .02
                                                      ===========   ===========   ===========    ===========   ===========
            Diluted                                   $       .90   $       .47   $      (.84)   $       .28   $       .02
                                                      ===========   ===========   ===========    ===========   ===========

      Weighted average number of shares outstanding
            Basic                                       3,856,541     3,782,853     3,766,215      3,766,071     3,765,715
                                                      ===========   ===========   ===========    ===========   ===========
            Diluted                                     4,048,745     3,791,886     3,766,215      3,766,144     3,767,621
                                                      ===========   ===========   ===========    ===========   ===========


                                                                                  January 31,
                                                      --------------------------------------------------------------------
                                                          1998          1997          1996           1995         1994
                                                      -----------   -----------   -----------    -----------   -----------
Balance Sheet Data
      Working capital                                 $     3,156   $       270   $     2,685    $     6,771   $     5,632
      Total assets                                         42,734        42,029        50,581         44,322        32,801
      Long-term obligations                                12,907        15,978        27,235         20,227        13,652
      Shareholders' equity                                 15,557        11,528         9,427         12,587        11,533


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

        10.49 Waiver dated March 2, 1995, related to Credit and Security Agreement with Norwest Bank, Minnesota N.A. dated June 13, 1994 (Exhibit 10.49) (18)

        10.50 Waiver dated March 3, 1995, related to Real Estate Mortgage Agreement with AmeriBank, dated June 1, 1993 (Exhibit 10.50)
                (18)

        10.51 Amendment dated June 1, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994. (Exhibit 10.1) (19)

        10.52 Amendment dated June 30, 1995 to the Credit and Security Agreement with Norwest Bank, Minnesota N.A., dated June 13, 1994. (Exhibit 10.1) (20)

        In prior filings, three exhibit numbers (10.51, 10.52 and 10.53) were used twice. Only one of such exhibits 10.53, filed with Form 10-K/A for the year ended January 31, 1995 remains in force.

        10.53a Change in Control Termination Agreement between Ultra Pac, Inc. and Bradley C. Yopp, dated February 25, 1995. (Exhibit 10.53)
                (24)

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

        10.73 Warrant Agreement between Ultra Pac, Inc. and Norwest Bank Minneapolis, N.A., dated June 21, 1996. (Exhibit 10.8) (23)

        10.74 Warrant Agreement between Ultra Pac, Inc. and The CIT Group/Equipment Financing, Inc., dated June 21, 1996. (Exhibit 10.9) (23)

        10.75 Warrant Agreement between Ultra Pac, Inc. and Norwest Equipment Finance Inc., dated June 21, 1996. (Exhibit 10.10) (23)

        10.76 Warrant Agreement between Ultra Pac, Inc. and USL Capital Corporation, dated June 21, 1996. (Exhibit 10.11) (23)

        10.77 Second Amendment, dated February 7, 1997, to the Restated Credit and Security Agreement by and between Ultra Pac, Inc. and Norwest Credit Inc. dated June 21, 1996. (Exhibit 10.77) (25)

        10.78 First Amendment, dated August 2, 1996, to the Material supply agreement with Eastman Chemical Company, dated January 2, 1996 (confidential treatment has been requested with respect to selected portions of this exhibit). (Exhibit 10.78) (25)

        10.79 Change in Control Termination Agreement between Ultra Pac, Inc.and William J. Howard dated January 31, 1997. (Exhibit 10.79) (25)

        10.80 Change in Control Termination Agreement between Ultra Pac, Inc. and Dan Erikstrup dated February 28, 1997. (Exhibit 10.80) (25)

        10.81   Change in Control Agreement between Ultra Pac, Inc. and Gregory
                L. Nelson dated March 3, 1997. (Exhibit 10.81) (25)

        10.83 Change in Control and Termination Agreement between Ultra Pac, Inc. and Brian Gaggin dated March 3, 1997. (Exhibit 10.83) (25)

        10.84 Lease agreement with The Centurion Corporation, dated October 20, 1997 for Lot 26, Bert Drive, Hollister Business Park, Hollister, California. (Exhibit 10.1) (26)

        10.85 Change in Control Agreement between Ultra Pac, Inc. and Thomas Bissell, dated November 13, 1997. (Exhibit 11) (27)

        10.86 Change in Control Agreement between Ultra Pac, Inc. and Charles Ahern, dated November 13, 1997. (Exhibit 12) (27)

      * 10.87 Third Amendment to Second Amended and Restated Credit and Security Agreement dated February 28, 1998 between Ultra Pac, Inc. and Norwest Credit, Inc. dated February 7, 1997.

        10.88 Agreement and Plan of Merger dated as of March 23, 1998 among Ivex Packaging Corporation, Package Acquisition, Inc. and Ultra Pac, Inc. (Exhibit 1) (27)

      * 24.1    Consent of Independent Certified Public Accountants

      * 27      Financial Data Schedule

--------------------------------------------------------------------------------
*     Filed herewith

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

(24) Incorporated by reference to the specified exhibit to the Form 10-K/A for the year ended January 31, 1997.

(25) Incorporated by reference to the specified exhibit to the Form 10-K for the year ended January 31, 1997.

(26) Incorporated by reference to the specified exhibit to the Form 10-Q for the quarter ended October 31, 1997.

(27) Incorporated by reference to the specified exhibit to the Schedule 14D-9 file March 26, 1998.